Form 10-K
period 1998-12-31
GLADSTONE RESOURCES INC
filed 1999-04-01
CIK 41656

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended December 31, 1998
                                  OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from    to

                    Commission File Number 1-1525

                      GLADSTONE RESOURCES, INC.
        (Exact name of Registrant as specified in its charter)

          Washington                                    91-0234563
     (State of Incorporation)                        (I.R.S. Employer
                                                     Identification No.)

      3800 Oak Lawn, Suite 590
           Dallas, Texas                                 75219
(Address of principal executive offices)               (Zip Code)

                            (214) 528-9620
                   (Registrant's telephone number,
                         including area code)

     Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock, No Par Value

     Securities registered pursuant to Section 12(g) of the Act:
                                 None
                           (Title of Class)
                    ______________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES  [X]       NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The number of shares of Common Stock, no par value, of the Company outstanding at March 31, 1999 was 4,244,060 shares. The aggregate market value of the Common Stock held by nonaffiliates (all directors, officers and 5% or more shareholders are presumed to be affiliates) of the Company on March 31, 1999 was $101,587 based on the sale price of the Common Stock on January 19, 1999, as disclosed on the Schedule 13D filed by certain purchasers of Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                 None

______________________________________________________________________

                      GLADSTONE RESOURCES, INC.
                              FORM 10-K
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                PART I

     Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information - Cautionary Statements."

ITEM 1.   BUSINESS

GENERAL

     The principal activity of Gladstone Resources, Inc., a Washington corporation (the "Company"), is its involvement in the acquisition of, exploration for and production of oil and natural gas. The Company continually reviews and evaluates potential oil and gas prospects. In evaluating prospects, the Company sometimes obtains engineering and technical assistance from independent consultants at prevailing industry rates.

     The Company's acquisition, exploration, development and production activities are conducted primarily in Texas and New Mexico. The Company made net lease acquisition expenditures of $29,939, $45,059, and 10,978 during the fiscal years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, the Company owned interests in approximately 1418 gross (508 net) acres of developed oil and gas properties and 3010 gross (602 net) acres of undeveloped oil and gas properties.

     The Company has financed its acquisition, exploration and development expenditures primarily through internally generated funds. The Company typically attempts to obtain outside participants to drill the prospect or to enter into other types of sharing arrangements (such as joint ventures and farmout arrangements) pursuant to which other parties assume the majority or all of the costs of drilling. The involvement of outside participants permits the Company to spread its drilling funds over a larger number of prospects and to reduce the potential amount of loss on any one prospect. Funds required to be expended by the Company will generally be proportionately less than the Company's interest in any production obtained from the wells drilled. From time to time, the Company may sell interests in, or enter into sharing arrangements with respect to, drilling prospects in which the Company has an interest to or with directors, officers, principal stockholders or other affiliates of the Company, provided such transactions are on terms and conditions substantially similar to those offered to nonaffiliated parties. The Company's ability to continue to fund its exploration and development activities depends upon its ability to secure the necessary financing for such activities. The Company made exploration and development expenditures of $248,216, $312,285 and $117,732 during fiscal 1998, 1997 and 1996, respectively.

OPERATING ACTIVITIES

     The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to act as operator of the oil and gas prospects in which it owns an interest; provided such transactions are on terms and conditions substantially similar to those offered by nonaffiliated parties. The operator of an oil and gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. The Company's wells are drilled by independent drilling contractors.

SALE OF DEVELOPED AND UNDEVELOPED ACREAGE

     The Company normally expects to hold most of its producing properties until the economically recoverable reserves attributable to such properties are depleted. However, during the course of normal business, the Company may dispose of marginal producing properties and undeveloped acreage if the Company believes that such sale is in its best interests. In fiscal 1998 and 1997, the Company sold no properties; however, on January 19, 1999, the Company sold its oil and gas properties in Schleicher and Kent Counties, Texas to EXCO Resources, Inc., a Texas corporation ("EXCO"). These properties included 66 gross productive wells (9.75 net productive wells) with current net production of approximately 42.18 barrels of oil and 126,000 cubic feet of natural gas per day, and 6 gross (.75 net) non-producing wells. These properties constituted approximately 90.418% of the gross productive wells (71.17% net productive wells) and approximately 88.68% of the barrels of oil and 59.38% of the cubic feet of natural gas per day produced by all of the Company's oil and gas properties.

PRODUCTS, MARKETS AND REVENUES

     Oil and natural gas are the principal products produced by the Company. The Company does not refine or process the oil and natural gas that it produces. The Company sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.0.B. field prices posted by the principal purchaser of oil in such areas.

     Natural gas produced from the Company's properties is sold under both short-term and long-term contracts with transmission and utility companies that have pipelines in the vicinity of the producing properties or that will construct pipelines to such properties. The contracts are of a type common within the industry, and a separate contract is usually negotiated for each property. Typically, the Company's contracts are made for terms ranging from day to day up to six months.

     The availability of a ready market for oil and gas and the prices of oil and gas depend on a number of factors that are beyond the control of the Company. These factors include, among other things, the level of domestic production and economic activity generally, the availability of imported oil and gas, actions taken by foreign oil producing nations, the availability of gas pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and gas from any producing well in which the Company has or may acquire an interest.

     Crude oil prices are generally determined by global supply and demand, while natural gas prices are influenced by North American supply and demand. There can be no assurance that the Company will be able to market all oil or gas that it is able to produce or, if such oil or gas can be marketed, that favorable price and contractual terms can be negotiated. Changes in oil and natural gas prices significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Significant declines in the prices of oil and natural gas could have a material adverse effect on the business and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

     In certain areas in which the Company engages in gas exploration and production activities, the supply of natural gas available for delivery from time to time exceeds the demand. During such times companies purchasing gas in such areas reduce the amount of gas that they will purchase or take. If buyers cannot be readily located for newly discovered gas reserves, newly completed gas wells may be shut-in for various periods of time. There are no assurances that the over-supply of natural gas in certain areas will not in the future cause the Company to experience "take" problems or adversely affect the Company's ability to obtain contracts to market gas discovered in wells in which the Company owns an interest.

     The following table sets forth the amount of the Company's oil sales, gas sales and the percent of oil and gas sales to total revenues for the periods indicated.

                                                 Percent of Oil/Gas
                                                    Sales to Total
   Year                                               Revenues
  Ended                                    Total  --------------------
December 31, Oil Sales    Gas Sales    Oil/Gas Sales  (Oil)  (Gas)
------------ --------     ---------    -------------  -----  ------
   1998      $144,311     $119,691       $264,002     55%      45%
   1997       276,814      234,663        511,477     54%      46%
   1996       334,012      138,903        472,915     70%      30%

DELIVERY COMMITMENTS

     The Company is not presently obligated to provide a fixed and determinable quantity of oil or gas under any existing contract or agreement.

CUSTOMERS

     During fiscal 1998 and fiscal 1997, Eott Energy Operating Limited Partnership accounted for 47% and 51% of the Company's total revenues, respectively. During fiscal 1998 and fiscal 1997, E. B. Brooks, Jr. accounted for 23% and 17% of the Company's total revenues, respectively. However, all properties for which revenues were received from Eott Energy Operating Limited Partnership and E. B.

Brooks, Jr. were included in the sale that occurred on January 19, 1999, effective however as of October 1, 1998. See "Item 1. Business
- Sale of Developed and Undeveloped Acreage." Although the loss of any one of the Company's oil and gas purchasers could temporarily cease or delay the Company's production and sale of its oil and gas in the purchasers' particular service area, the Company believes it would be able, under current economic circumstances, to contract with other purchasers for its oil and gas production.

COMPETITION

     The oil and gas industry is highly competitive. The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for exploration, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company.

     Exploration for and production of oil and gas is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, the Company is not presently experiencing any shortages and does not foresee any such shortages in the near future. The Company is unable to predict how long current market conditions will continue.

     Competition for attractive oil and gas producing properties, undeveloped leases and drilling rights is also strong, and there is no assurance that the Company will be able to compete satisfactorily in the acquisition of such properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain of their existing producing properties for sale to independent producers.

RISKS

     The Company's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including blowouts, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company is not fully insured against these risks either because insurance is not available or because the Company has elected not to procure insurance due to prohibitive premium costs. The occurrence of such an event not fully insured against could have a material adverse effect on the Company's financial position.

     The Company's oil and gas activities involve in part exploratory drilling, which carries a significant risk that no commercial oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, shortages of pipe and equipment and the unavailability of drilling rigs.

EMPLOYEES

     At March 31, 1999, the Company had no employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company; provided such transactions are on terms and conditions substantially similar to those offered by nonaffiliated parties. The Company also utilizes the services of outside consultants on a contract basis.

REGULATION

     General. Domestic exploration for, and production and sale of, oil and gas are extensively regulated at the national, state and local levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which are often difficult and costly and which carry substantial penalties for the failure to comply. The heavy and increasing regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. The following are some specific regulations that may affect the Company. This summary should by no means be relied upon as a complete review of regulatory matters that may affect the Company's oil and natural gas production.

     Federal Regulation of Natural Gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of tariffs charged and various other matters, by the Federal Energy Regulation Commission (the "FERC") under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). Beginning in 1978, the NGPA regulated maximum selling prices of certain categories of gas in either interstate or intrastate commerce. The Natural Gas Wellhead Decontrol Act of 1989 terminated all NGA and NGPA price controls on wellhead sales of domestic natural gas on January 1, 1993.

     In 1992, FERC issued Orders Nos. 636 and 636-A, which generally open access to interstate pipelines by requiring operators of such pipelines to unbundle transportation services from sales services and allow customers to pay for only the services they require, regardless of whether the customer purchases gas from such pipelines or from other suppliers. The orders also require upstream pipelines to permit downstream pipelines to assign upstream capacity to their shippers, and place comparable, unbundled access requirements on the downstream pipelines. The United States Court of Appeals upheld the unbundling provisions and other components of FERC's orders but remanded several issues to that commission for further explanation. On February 27, 1997, the FERC issued Order No. 636-C, addressing the court's concern. Petitions for rehearing on Order No. 636-C were denied on May 28, 1998. That order remains subject to judicial review and may change as a result of that review. Although these regulations should generally facilitate the transportation of gas produced from the Company's properties and the direct access to end-user markets, the impact of these regulations on marketing the Company's production or on its gas transportation business cannot be predicted. The Company, however, does not believe that it will be affected any differently than other natural gas producers and marketers with which it competes.

     Federal Regulation of Oil. Sales of crude oil, condensate and natural gas liquids are not federally regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. A significant part of the Company's oil production is transported by pipeline. The Energy Policy Act of 1992 required the FERC to adopt a simplified ratemaking methodology for interstate oil pipelines. In 1993 and 1994, the FERC issued Order Nos. 561 and 562 adopting rules that establish new rate methods for such pipelines. Under those rules, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances. The United States Court of Appeals upheld the FERC's orders in 1996. The Company's cost of transporting oil has not been affected to any significant extent by these rules.

     State Regulation. Certain states in which the Company operates and will operate regulate the spacing, drilling, plugging and abandonment of wells, limit the number of days in a given month during which a well can produce and otherwise limit the rate of allowable production from a well on the basis of a number of factors, including market demand for gas. The Company has not experienced any material reductions in production due to proration. Nevertheless, these measures or future federal and/or state proration regulation revisions may materially affect the Company's production. Local, state and federal environmental controls will also effect the Company's operations through regulations enacted to protect against waste, conserve natural resources, prevent pollution and otherwise guard against abusing the environment. Such regulations could affect the Company's operations and could require spending funds on environmental protection measures, rather than on drilling operations. Further, penalties imposed on the Company for violating such regulations could seriously inhibit the Company's operations.

     Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations and consequently may impact the Company's operations and costs. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are constantly being changed, the Company is unable to predict the ultimate cost to it of complying with present and future environmental laws and regulations.

     Other Proposed Legislation. In the past, Congress has been very active in the area of natural gas regulation. There are legislative proposals pending in the legislatures of various states which, if enacted, could significantly affect the petroleum industry. It is currently impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company's operations.


ITEM 2.   PROPERTIES

LOCATION AND GENERAL CHARACTER

     The Company pays rent on a month-to-month basis and does not have a commitment on a lease contract. Rent expense for 1998, 1997 and 1996 was $6,606, $5,919 and $6,426. The Company considers this arrangement adequate for its present needs.

     The Company's principal producing areas are in Texas and New
Mexico. The Company's acquisition and exploration activities are conducted principally in Texas.

TITLE TO PROPERTIES

     As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than a preliminary review of local mineral records. Title investigations are made, and in most cases a title opinion of local counsel is obtained, before commencement of drilling operations. The Company believes that its methods of investigating title to its properties in connection with the acquisition of such properties are consistent with practices customary in the oil and gas industry and that such practices are adequately designed to enable the Company to acquire good title to such properties. Some title risks, however, are not avoided, despite such practices.

     The Company's properties are generally subject to customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions, and may be mortgaged to secure indebtedness of the Company. The Company believes that none of such burdens materially detracts from the value of such properties or materially interferes with their use in the operation of the Company's business.

OIL AND GAS RESERVES

     At December 31, 1998, and after giving effect to the sale of the Schleicher and Kent County properties that occurred on January 19, 1999, effective however the 1st day of October, 1998, the Company's oil and gas reserves included direct working interests in 5 wells in the states of Texas and New Mexico. The Company has no reserves offshore or outside the United States. At December 31, 1998, 100% of the present value of the estimated future net revenues attributable to the Company's properties were attributable to Proved Developed Reserves and none were attributable to other Proved Undeveloped Reserves. In addition, none of the total Proved Reserves were attributable to oil and 100% to gas, based on six mcf of gas being equivalent to one barrel of oil.

     The following table summarizes the Company's proved reserves at December 31, 1998, and was prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

                           PROVED RESERVES
                         At December 31, 1998

                                  Before Giving      After Giving
                                  Effect to January  Effect to January
                                  1, 1999 Sale of    1, 1999 Sale of
                                  Schleicher and     Schleicher and
                                   Kent County        Kent County
                                   Properties         Properties
                                  -------------     -----------------
Oil and Liquids (Bbls)
Proved Developed                       75,122                0
Proved Undeveloped                          0                0

     Total                             75,122                0
                                       --------          --------

Natural Gas (Mcf)
Proved Developed                      709,511             183,784
Proved Undeveloped                          0                   0
                                      -------            --------
     Total                            709,511             183,784
                                     =========           =========

     The reserve estimates presented have been prepared by management of the Company. Estimates of oil and gas reserves are, of necessity, projections based on engineering data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth herein will ultimately be realized. See Supplementary Oil and Gas Disclosures included in "Item
8. Financial

Statements and Supplementary Data" for additional information regarding the Company's oil and gas reserves, including the present value of future net revenues.

RESERVES REPORTED TO OTHER AGENCIES

     Estimates of oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table summarizes for the periods indicated, the Company's revenues, net production of oil and gas sold (including condensate and natural gas liquids) and the average sales price per unit of oil (Bbl) and gas (Mcf):

                                                           Year Ended December 31,
                                                  -----------------------------------
                                                   1998            1997        1996
                                                  --------       --------    --------
     Oil and Condensate:
     -------------------
          Revenues                                $144,311       $276,814    $334,012
          Production sold (Bbls)                    11,057         14,732      16,175
          Average sales
            price per Bbl.                        $  13.05       $  18.78    $  20.64

     Natural Gas:
     ------------
          Revenues                                $119,691       $234,663    $138,903
          Production sold (Mcf)                     62,690         93,117      85,729
          Average sales
            price per Mcf                         $   1.90       $   2.52    $   1.62



     The Company's net production reported in the preceding table only includes production that is owned by the Company and produced to its oil and gas interest, less royalties. Fiscal 1998 oil production was 25% lower than fiscal 1997 and gas production was 33% lower. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total fiscal 1998 production decreased 29%. Total oil and gas revenues dropped 48% due to declines in production and a drop in prices.

     The average production (lifting) costs per barrel-equivalent (gas production being converted to barrel-equivalents at 6,000 cubic feet per barrel of oil) for the fiscal years ending December 31, 1998, 1997 and 1996, were, $5.52, $3.76 and $4.66, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on production costs. Depreciation, depletion and amortization expense for the fiscal years ended December 31, 1998, 1997 and 1996 was $59.55, $41.30 and $40.95,
respectively, per barrel of oil and gas equivalent produced.

PRODUCTIVE WELLS

     The following table sets forth the Company's interest in productive wells (producing wells and wells capable of production) at December 31, 1998. The total gross oil and gas wells does not include any multiple completions. At December 31, 1998, the Company did not own an interest in any well that was being completed.


                    Gross Wells(1)(2)              Net Wells(1)(3)
              -----------------------------  ----------------------------
              (Oil)     (Gas)     (Total)   (Oil)     (Gas)    (Total)
Texas           0         1          1         0       .20        .20
New Mexico      0         4          4         0      1.50       1.50
               --        --         --        --      ----       ----
     Total      0         5          5         0      1.70       1.70
               ==        ==         ==        ==       ===       =====

________________________
(1)  After giving effect to the sale of the Schleicher and Kent County properties that occurred on January 19, 1999, effective however the 1st day of October, 1998.
(2)  A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.  Wells in which only an overriding royalty interest is owned are excluded from this presentation.

(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.


DEVELOPED ACREAGE

     The following table sets forth the Company's interest in developed acreage (acreage spaced or assignable to productive wells) at December 31, 1998:

                                    Developed Acreage(1)
                                    -------------------
                                    Gross (1)  Net (3)
                                   --------------------

              Texas                  138          28
                                     ---          ---
              New Mexico            1280          480
                                    ----          ---
                         Total      1418          508
                                    ====          ===

__________________
(1) After giving effect to the sale of the Schleicher and Kent County properties that occurred on January 19, 1999, effective however the 1st day of October, 1998.

(2)  A gross acre is an acre in which a working interest is owned.

(3) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The total of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

UNDEVELOPED ACREAGE

     In addition to its developed oil and gas properties, the Company held interests in 3010 gross undeveloped acres (602 net acres) at December 31, 1998. The following table shows the location of the Company's undeveloped acreage:

                              Undeveloped Acreage*
                              --------------------
                                Gross        Net
                                -----      ------
              New Mexico            0          0
              Texas              3010        602
                                -----       ------
              Total              3010        602
                                =====       ======

* After giving effect to the sale of the Schleicher and Kent County properties that occurred on January 19, 1999, effective however the 1st day of October, 1998.

     The primary terms of the oil and gas leases covering the majority of the Company's undeveloped acreage expire at various dates, generally ranging from one to five years. The Company can retain its interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain the lease. Certain of the Company's undeveloped acreage in Texas is being "held by production," for which expiration will not occur until production ceases from all wells on the particular leases. As defined by the Securities and Exchange Commission, undeveloped acreage is considered to be lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

DRILLING ACTIVITIES

     The following table summarizes the Company's approximate gross and net interests in the exploratory and development wells drilled during the periods indicated:

                                             EXPLORATORY WELLS
                                             -----------------
                              Gross                                   Net
                    --------------------------         ------------------------------
Year Ended          Productive    Dry   Total          Productive     Dry   Total
----------          -----------  -----  -------        ----------     ----  -----
December 31, 1998       0        3      3               0             .55     .55
December 31, 1997       0        2      2               0             .50     .50
December 31, 1996       0        2      2               0             .40     .40


                                             DEVELOPMENT WELLS
                                             -----------------
                              Gross                                   Net
                    ---------------------------             -------------------------
Year Ended          Productive    Dry   Total               Productive   Dry   Total
----------          ----------   ----   -------             ----------  -----  -----

December 31, 1998      0          0      0                    0         0      0
December 31, 1997      0          0      0                    0         0      0
December 31, 1996      0          0      0                    0         0      0



     For purposes of the foregoing table, a dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion of an oil or gas well. A productive well is an exploratory or a development well that is not a dry hole. The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal years, regardless of when drilling was initiated. The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency. All drilling activities in fiscal 1998 were conducted in the state of Texas.

PRESENT ACTIVITIES

     At March 31, 1999, the Company was not participating in the drilling of any development or exploratory wells.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not presently party to, nor is any of its property the subject of, any material pending legal proceedings other than routine litigation incidental to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

                               PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public trading market for the Common
Stock.

SHAREHOLDERS

     According to the records of the Company's transfer agent, there were 529 holders of record of the Common Stock at March 31, 1999.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock, and it is not anticipated that dividend payments would be considered in the foreseeable future. The Board of Directors of the Company presently plans to retain the Company's earnings, if any, to finance the development and expansion of the Company's operations. Future dividend policy is subject to the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements and the financial condition of the Company.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The comparative selected consolidated financial data of the Company is presented for the five (5) years ended December 31, 1998. The information should be read in conjunction with "Item 7.
Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's Financial Statements and notes thereto included elsewhere herein.

                                            Year Ended December 31,
                               ------------------------------------------------------
                                 1998        1997        1996         1995      1994
                               -------     --------    -------      --------   ------
Operations
Revenues                       $ 264,002    $ 511,477    $ 472,915    $ 405,366 $  429,556
Net Income (loss) before
 extraordinary item            (486,267)    (196,662)      73,752       (48,110)   (20,606)
Net income (loss)              (486,267)    (196,662)      73,752       (48,110)   (20,606)
Net income (loss) per
 share (1)                     (    .11)    (    .05)         .02       (   .01)     (.00)

Balance Sheet
Current assets                  $29,501     $274,282     $314,791     $ 160,584 $  175,314
Current liabilities              21,729       55,005       59,900        54,510
Working capital (deficit)         7,772      219,277      254,891       106,074      5,484
Total assets                    620,450    1,141,293    1,369,710     1,276,059  1,450,263
Long-term debt                        0            0            0             0     60,000
Stockholders' equity            598,721    1,084,988    1,369,710     1,207,898  1,256,008

Current ratio                      1.35         4.98         5.25          2.94       1.03

(1) The Company has not declared nor paid any dividends during any of the periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1998 RESULTS COMPARED TO FISCAL 1997 RESULTS

     The net loss for fiscal 1998 was $486,267, or $.11 per share, compared to net loss of $196,662, or $.05 per share, in fiscal 1997. This difference of $289,605 was primarily the result of a decrease in revenue, as discussed below.

     Oil and gas sales decreased $247,475, or 48%, to $264,002 in fiscal 1998 from $511,477 in fiscal 1997. Fiscal 1998 oil and gas production was 28% lower than 1997 (continued depletion of current properties with no new wells being added). On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total fiscal 1998 gas production decreased 32%. The total oil and gas revenue drop of 48% was due to decrease in production and a decrease in prices.

     The Company's costs and expenses decreased $104,618, or 16%. Oil and gas production costs decreased $7,343 or 5%, to $130,912 in fiscal 1998 from $138,255 due to decreased production. Dry hole and abandonment costs decreased $218,867 or 47% to $243,764 in fiscal 1998 due to participation in fewer wells. Depletion, depreciation and amortization decreased from $133,103 to $102,215, or 23%, in fiscal 1998 due to decreased production. General and administrative costs decreased from $12,851 to $11,162 or 13% in fiscal 1998 as a result of small decreases in a variety of items. The Company reversed entry of an accrued tax to the State of Texas for franchise taxes that resulted in a current year income of $35,648. Legal, audit and accounting costs increased from $9,623 to $12,704, or 32%, in fiscal 1998 as a result of the Company's proposed merger with Exco Resources, Inc., which merger was terminated January 19, 19999. The decreases in costs were more than offset by an asset impairment charge of $181,946 to reflect the value of the Schleicher and Kent County properties that were sold on January 19, 1999. See Note 9 to the Financial Statements.

FISCAL 1997 RESULTS COMPARED TO FISCAL 1996 RESULTS

     The net loss for fiscal 1997 was $196,662, or $.05 per share, compared to net income of $73,752, or $.02 per share, in fiscal 1996. This difference of $270,414 was primarily the result of an increase in dry hole and abandonment costs.

     Oil and gas sales increased $38,562, or 8%, to $511,477 in fiscal 1997 from $472,915 in fiscal 1996 due to increased gas production and increased average oil price.

     The Company's costs and expenses increased by $386,750, or 165%, from $234,363 in fiscal 1996 to $621,113 in fiscal 1997. Oil and gas production costs decreased $25,819, or 15%, to $138,255 in fiscal 1997 from $164,074 in fiscal 1996 due to a decrease in operating expenses. Dry hole and abandonment costs increased to $462,631 in fiscal 1997 from $97,544 in fiscal 1996. Changes in this item are due to increased drilling. The $22,756, or 20%, increase in depreciation, depletion and amortization from $110,347 in fiscal 1996 to $133,103 in fiscal 1997 is a result of increased production. General and administrative costs were $12,851 for fiscal 1997 as compared to $18,222 in fiscal 1996, an decrease of $5,371, or 29%, due to relatively small decreases in a variety of items.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating and capital expenditure requirements to date principally through cash flow from operations.

     Cash decreased $90,699 to $23,372 at December 31, 1998, from $114,071 at December 31, 1997. Accounts receivable decreased $45,948 to $6,129 from $52,077 during the corresponding periods, and accounts payable increased $2,372 to $21,729 from $19,357. These amounts for cash, accounts receivable and accounts payable reported by the Company at its fiscal year-end Balance Sheet dates reflect temporary fluctuations related to the timing and status of the Company's projects and the timing of payments, invoices and billings related to such projects. Accounts receivable includes accounts due from joint interest owners for operating and drilling costs paid by the Company on their behalf.

     As of the date of this report, the Company did not have bank credit facilities.

INFLATION AND CHANGING PRICES

     The impact of inflation, as always, is difficult to assess. During the three years ended December 1998, the oil and gas industry remained depressed. As a result, the Company experienced continued weakness in demand and in prices received for its oil and gas production. The general softening of the market has, however, also reduced the cost of labor, materials, contract services, and other operating costs. The Company cannot anticipate whether the present trend of low inflation will remain; however, a sudden increase in inflation and/or an increase in operating costs coupled with a continuation of low oil prices could have an adverse effect on the operations of the Company.

YEAR 2000 READINESS DISCLOSURE

     "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may cause material adverse effects to companies and organizations that rely upon those systems.

The Company's timely receipt of royalty income will largely depend upon performance of computer systems and computer-controlled equipment of the operators of the Company's oil and gas producing properties and other third parties including oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering system operators. The Company is seeking written verification from its operators that they will be Year 2000 compliant. The Company anticipates that the cost of seeking verification will be minimal.
The Company believes that it is not practical to independently verify the response it receives because the cost would not be affordable.

    The Company has undertaken an inventory of its financial software and hardware systems for Year 2000 readiness. The Company used an outside consultane to assist in this review. The outside consultant has completed his review and identified the required upgrades. All required upgrades to the Company's financial software and hardware systems are expected to be complete by October 30, 1999. The cost of the outside consultant, as well as the cost of the upgrade, is expected to be minimal.

     The failure to remediate critical systems (software or hardware) or the failure of a material third party to resolve critical Year 2000 issues could have a serious adverse impact on the Company's ability to continue operations and meet obligations. Any Year 2000 problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through an inability of the Company's customers to take delivery or to process payment. At the current time, the Company believes that any interuption in operation will be minor and short-lived.
However, until the Company's review has progressed, it is impossible to accurately identify the risks, quantify potential impacts or establish a contingency plan. The Company currently intends to complete its contingency planning by October 30, 1999.

FORWARD-LOOKING INFORMATION - CAUTIONARY STATEMENTS

     Other than the historical and factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

     Certain Industry and Marketing Risks. The Company's operations are subject to the risks and uncertainties associated with drilling for, and production and transport of, oil and natural gas. The Company must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. Drilling activities are subject to numerous risks, including the risk that no commercial productive oil or gas reservoirs will be encountered. The Company's operations may be materially curtailed, delayed or canceled as a result of numerous factors, including the presence of unanticipated pressure or irregularities in formations, accidents, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The Company's prospects for future growth and profitability will depend predominately on its ability to replace present reserves through acquisition as well as its ability to successfully develop additional reserves. The Company's ability to market its oil and gas production is dependent upon the availability and capacity of oil and gas gathering systems and pipelines. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect the Company's ability to market its oil and gas production.

     Uncertainty of Estimates of Oil and Gas Reserves. Numerous uncertainties are inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. This report contains an estimate of the Company's proved oil and gas reserves based upon reports of the Company's operators. The process of estimating gas and oil reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors.

     Inability to Develop Additional Reserves. The Company's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to locate additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

     Effects of Changing Oil and Gas Prices. The future financial condition and results of operations of the Company depend upon the prices it receives for its oil and natural gas production and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond the control of the Company. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for oil and natural gas, conservation and the extent of governmental regulation of production and general economic conditions. A substantial or extended decline in oil or natural gas prices could have a material adverse effect on the estimated value of the Company's oil and gas reserves, and on its financial position, results of operations and access to capital.

     Operating Hazards and Uninsured Risks. The Company's operations are subject to the risks inherent in the oil and gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover any losses or liabilities. Further, the Company cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels.

     Government Regulation. Oil and gas operations are subject to certain federal, state and local laws and regulations that may be changed from time to time in response to economic and political conditions. Such laws and regulations have generally become more stringent in recent years, often imposing greater environmental operating requirements on an increasing number of parties. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the effect or cost of compliance with such requirements or their effects on oil and natural gas usage or prices. In addition, a number of legislative proposals have been introduced in Congress and state legislatures which, if enacted, would significantly affect the oil and gas industry. In view of the many uncertainties which exist with respect to any legislative proposals, the Company cannot predict the effect on the Company of any legislation which might be enacted.

     Environmental Liabilities. The Company's operations could result in liability for oil spills, discharge of hazardous materials and other environmental damages. In addition, the Company may be liable for environmental damages caused by previous owners of property purchased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of the Company's properties. Although the Company maintains insurance coverage it considers to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, the Company may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons.

     Substantial Competition. The oil and gas industry is highly competitive and there are many other companies engaged in the oil and gas business. Many of the companies with which the Company competes have substantially greater financial, technical and other resources and may have greater experience in the oil and gas business than the Company.

     Need for Additional Capital. The Company's ability to acquire and exploit oil and gas properties is dependent upon its ability to obtain necessary outside funding or to generate cash flow from operations. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. The amount and timing of the Company's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or disposition of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings, of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Set forth below is the index to the financial statements of Gladstone Resources, Inc. and Subsidiary.

                                                                 Page
                                                                 -----
Independent Auditor's Report                                       20
Consolidated Balance Sheet                                         21
Consolidated Statement of Operations                               22
Consolidated Statement of Stockholders' Equity                     23
Consolidated Statement of Cash Flows                               24
Notes to Consolidated Financial Statements                         25
Independent Auditor's Report on Additional Information             31
Summary of Operations                                              32
Schedules II, V, and VI                                            33
Capitalized Costs of Oil and Gas Producing Activities              34
Costs Incurred in Oil and Gas Property Acquisitions,
   Exploration and Development Activities                          35
Results of Operations for Producing Activities                     36
Reserve Quantity Information                                       37
Unaudited Pro Forma Consolidated Balance Sheet                     38
Unaudited Pro Forma Consolidated Statement of Operatons-1988       39
Unaudited Pro Forma Consolidated Statement of Operatons-1997       40
Unaudited Pro Forma Consolidated Statement of Operatons-1996       41
Footnotes to Unaudited Pro Forma Consolidated Balance Sheet
   and Statement of Operations                                     42


All other schedules and historical financial information are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                     INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Gladstone Resources, Inc.

     I have audited the accompanying consolidated balance sheets of Gladstone Resources, Inc. and Subsidiary (a Washington corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gladstone Resources, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flow for the three years then ended in conformity with generally accepted accounting principles.


                                /s/ Harold Ratcliff

                             Certified Public Accountant


Dallas, Texas
February 19, 1999

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                      December 31, 1998 and 1997

ASSETS

                                         1998            1997
                                    ------------   -------------
Current assets:
 Cash                               $   23,372      $ 114,071
 Accounts receivable                     6,129         52,077
 Investments                                 -        108,134
                                   -------------   -------------
 Total current assets                   29,50l        274,282
                                   -------------   -------------
Property and equipment:
 Gas and oil properties
(successful efforts method)          1,811,235      2,044,925
 Equipment                              17,128         29,851
                                   -------------   ------------
                                     1,828,363      2,074,776
 Less accumulated depletion         (1,280,631)    (1,259,687)
  and depreciation                 -------------   -------------
 Total property and equipment          547,732        815,089
                                   -------------   -------------
Other assets:
 Organizational cost                         -          4,954
  Cost in excess of amount
  assigned to net assets of
  subsidiary at date of
  acquisition                          337,000        337,000
                                   -------------   -------------
                                       337,000        341,954
 Less accumulated amortization        (293,783)      (290,032)
                                   -------------   -------------
 Total other assets                     43,217         51,922
                                   -------------   -------------
                                    $  620,450     $1,141,293
                                   =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                   $   21,729      $  19,357
 Accrued expenses                            -         35,648
                                   -------------   -------------
  Total current liabilities             21,729         55,005
                                   -------------   -------------
Deferred income taxes                        -          1,300
                                   -------------   -------------

Stockholders' equity:
  Common stock                         150,000        150,000
  Capital in excess of stated
    value                            1,230,134      1,230,134
  Retained earnings (deficit)         (781,413)       295,146
                                   -------------   -------------
Total stockholders' equity             598,721      1,084,988
                                   -------------   -------------

                                    $  620,450      $1,141,293
                                   =============   =============


The accompanying notes are an integral part of this financial statement.

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS
              For the three years ended December 31, 1998

                                            1998        1997      1996
                                          -------    --------   --------
Sales:
 Gas and oil                             $264,002    $511,477    $472,915

Cost Of Sales:
 Production taxes                        12,003        24,291      22,021
 Well operating expense                  118,909      113,964     142,053
                                        --------     --------    --------
                                         130,912      138,255     164,074
                                        --------     --------    --------
Gross profit on sales                    133,090      373,222     308,841
                                        --------     --------    --------
Expenses:
 Dry hole and abandonments               243,764      462,631      97,544
 Depletion                                90,846      115,003     101,275
 Depreciation and amortization            11,369      180,100       9,072
 General and administrative               11,162       12,851      18,222
 Taxes                                       352        2,905         586
 Legal, audit and accounting              12,704       91,623       7,664
 Asset impairment charge                 181,946            -           -
 Recovery of taxes                       (35,648)           -           -
                                        --------     --------    ---------
                                         516,495      621,113      234,363
                                        --------     --------    ---------
Income (loss) from operations           (383,405)    (247,891)      74,478
Other income:
 Gain on sale of assets                        -       13,429            -
 Unrealized gain (loss) on              (108,134)        (937)           -
    investments
 Interest income                           3,972       11,877        7,637
 Recovery from uncollectable note              -            -        6,146
  receivable                            ---------    ---------  ----------
Income (loss) before taxes              (487,567)    (223,522)      88,261
Income taxes (benefit)-deferred           (1,300)     (26,860)      14,509
                                        ---------    ---------  ----------
NET INCOME (LOSS)                      $(486,267)   $(196,662)     $73,752
                                        =========    =========  ==========

Earnings (loss) per share:
   Basis                                    $(.11)      $ (.05)   $    .02
                                        =========    =========  ==========
   Diluted                                  $(.11)      $ (.05)   $    .02
                                        =========    =========  ==========



The accompanying notes are an integral part of this financial statement.

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the three years ended December 31, 1998

                                                                           Retained
                                                     Capital Excess of     Earnings
                                   Stated Value(A)     Stated Value       (Deficit)        Total
                                   ---------------   -----------------  -----------   -----------
Balance at January 1, 1996         $    150,000      $  1,230,134        $ (172,236)    $1,207,898
Net income for the year 1996                  -                 -            73,752         73,752
                                   ---------------   -----------------  ------------  ------------
Balance at December 31, 1996            150,000         1,230,134           (98,484)     1,281,650
Net loss for the year 1997                    -                 -          (196,662)      (196,662)
                                   ---------------   -----------------  ------------  ------------
Balance at December 31, 1997            150,000         1,230,134          (295,146)     1,084,988
Net loss for the year 1998                    -                 -          (486,267)      (486,267)
                                   ---------------   -----------------  ------------  ------------
Balance at December 31, 1998       $    150,000      $  1,230,134        $ (781,413)    $  598,721
                                   ===============   =================  ============  ============
1998

(A) Common stock consists of no par value shares only.  There are 6,000,000 shares authorized and 4,244,060 shares issued and outstanding.  The stated value for all outstanding shares is $150,000.


The accompanying notes are an integral part of this financial statement.

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
              For the three years ended December 31, 1998

                                                       1998        1997        1996
                                                  -----------  ----------    -------
Cash flows from operating activities:
 Net earnings (loss)                               $(486,267)   $(196,662)   $  73,752
 Adjustments to reconcile net earnings to                                            -
 net cash provided by operating
 activities:
  Non-productive properties written off               58,970      100,545            -
  Depreciation, depletion and                        102,215      133,112      110,347
    amortization
  Change in accounts receivable                       45,948        2,163      (18,209)
  Decrease in value of producing                     149,267
    properties
  Change in accounts payable                           2,372       (7,672)       5,390
  Change in accrued expenses                         (35,648)       2,777            -
  Decrease in value of listed securities             108,134            -            -
  Change in deferred income taxes                     (1,300)     (26,860)      14,509
                                                  ----------   ----------    ---------
  Net cash provided by (used by) operations          (56,309)       7,403      185,789
                                                  ----------   ----------    ---------
Cash flows from investing activities:
 Investment in oil and gas properties                (34,390)     (45,749)     (36,890)
 Purchase of truck                                         -            -      (12,901)
 Purchase of listed securities                             -     (108,134)           -
                                                  ----------   ----------   ----------
  Net cash used by investing activities              (34,390)    (153,883)     (49,791)
                                                  ----------   ----------   ----------
  Net increase (decrease) in cash                    (90,699)    (146,480)     135,998
Cash at beginning of year                            114,071      260,551      124,553
                                                  ----------   ----------   ----------
Cash at end of year                               $   23,372   $  114,071   $  260,551
                                                  ==========   ==========   ==========
Supplemental disclosure of cash flow
information
Cash paid (received) during the period for:
Interest paid                                      $  -         $  -         $   -
Federal income tax (refund)                        $  -         $  -         $   -




The accompanying notes are an integral part of this financial statement.

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998

NOTE 1 - ORGANIZATION

     Gladstone Resources, Inc. was incorporated in the State of Washington on July 19, 1916. In March, 1973, the company acquired 100% ownership of Brooks NM, Inc. a Texas corporation (now named NM Corporation). The Company sells oil and gas in Texas and New Mexico. The sales to the customers are on open accounts receivable, which are unsecured.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On an accrual basis, the Company uses the successful efforts method of accounting. This method follows the premise that an enterprise is to capitalize only those costs it incurs that directly result in an asset that has future benefits measured in terms of future cash flows.

     For purpose of consolidation all intercompany transactions have been eliminated.

     For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no significant non-cash investing or financing activities during the three year period ended December 31, 1998.

     Depreciation, depletion and amortization are calculated using the straight-line and unit of production method over the estimated useful lives of the assets or production of the estimated recoverable oil and gas reserves. Vehicles are depreciated over a five year life. Organization expenses are amortized on a straight-line basis currently with a life of five years.

     For income tax reporting, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting. As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Also, for tax purposes the Company deducts intangible drilling costs and capitalizes them on the successful efforts accounting method. Deferred income taxes had been recorded in prior years for the excess deductions, which will be taxable in future periods through reduced depreciation and cost depletion deductions for tax purposes.

     Investment tax credits are accounted for as a reduction of income tax expense in the year they are utilized under the flow-through method.

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

               GLADSTONE RESOURCES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998



NOTE 3 - ACCOUNTS RECEIVABLE

     Of the net revenue interest amount of $6,129 due from oil and gas sales at December 31, 1998, $2,624 has been received from the operators as of the date of this report. Of the receivables due at December 31, 1997, $18,519 was due from the President/stockholder of the Company at that time.

NOTE 4 - NOTE RECEIVABLE AND RELATED BAD DEBT EXPENSE (RECOVERY)

     November 1, 1993, Gladstone agreed to loan Advanced Welding Technologies, Inc. a total of $350,000. As of December 31, 1993, $200,000 had been advanced on the loan. Management did not advance the balance of $150,000. The note was secured by substantially all of the assets of the borrower. The note was written off in 1994 and 1995. In 1996, the security was sold for $6,146 net of legal fees.

NOTE 5 - PROPERTY AND EQUIPMENT

Gas and oil properties

     In March, 1973, Gladstone Resources, Inc. acquired 100% ownership of Brooks NM, Inc. (NM Corporation), a Texas corporation, in exchange for 338,000 shares of common stock. An additional 115,000 shares of common stock were issued October 12, 1975, in further consideration for additional capital costs incurred in securing price increases.

     NM Corporation, the subsidiary of Gladstone Resources, Inc., owns a 28.71% net revenue interest in 6 producing gas wells in San Juan County, New Mexico.

     On January 1, 1982, Gladstone Resources, Inc. purchased producing properties for $550,000 in Kent County, Texas. Previously in 1981, Gladstone purchased a 6.25% interest in a 207 acre lease with one producing well. The 1982 purchase consists of four leases on 3,035 acres with 68 producing wells. The reserves on some of the properties were reduced by production declines. These properties were sold for $20,000 in January, 1999, with an effective date of October 1, 1998, for income and expenses.

     From 1990 through 1994, the Company participated in successful wells in Schleicher and Pecos Counties in Texas. The reserves in Schleicher County were estimated by management to be 1,524,300 MCF's in 1994, there are currently seven producing wells and a pipeline. Gladstone Resources, Inc. has a 40.17% revenue interest in the Wilson-Pope wells in Schleicher County. The Schleicher County wells were sold for $295,000 in January, 1999, with an effective date of October 1, 1998, for income and expenses.

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998


NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

Gas and oil properties

     A summary of changes in the Company's gas reserves (in MCF'S) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS INCLUDING THE REVISIONS HAVE BEEN FURNISHED BY MANAGEMENT. There are no "proved undeveloped reserves" according to management, other than in Schleicher County.

                                      Total for United States
                                -------------------------------
                                   1998         1997       1996
                                ---------    ---------   ---------
Beginning of year               1,293,559    2,040,641   2,222,664
Additions through exploration
  of leases                             -            -         760
Adjustment to reserve (1)          (4,284)    (565,573)          -
Production                       (129,032)    (181,509)   (182,783)
                                ---------    ---------   ---------
Balance at end of year (2)      1,160,243    1,293,559   2,040,641

(1) Based on reevaluation of estimated reserves by management. The estimates were based on current production levels of all properties.
(2) In January, 1999, the Kent and Schleicher Counties properties including reserves of 976,459 MCF'S were sold. The remaining reserves consist of 183,784 MCF'S.

NOTE 6 - FEDERAL AND STATE INCOME TAXES

     A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:
                                   1998         1997        1996
                                -----------  ----------  ---------
Tax expense (benefit) at
statutory rate                  $ (73,135)   $ (33,528)  $  13,239
Non-deductible items               34,158       24,846       9,439
Change in valuation allowance      37,677      (18,178)     (8,169)
                                ---------    ---------   ---------
Provision for income tax        $  (1,300)   $ (26,860)  $  14,509
                                ---------    ---------   ---------

The components of the Company's deferred income taxes for 1998 and 1997 are as follows:

                                           1998          1997
                                        ----------   -----------
Amortization of asset cost              $   (5,556)  $    (4,250)
Depreciation                                11,323         9,972
Cost depletion                             (61,237)      (50,922)
Intangible Development costs                (1,300)      (26,860)
Impairment of asset value                   27,292             -
Net operating loss carryforward             43,150        23,795
Valuation allowance                        (44,512)       (6,835)
                                        ----------   -----------
Total                                   $        -   $     1,300
                                        ----------   -----------

Net operating loss deductions and credits carryforward consists of the following:

From year ending                  Year      Losses     Credit
                                  Expires
12-31-84                          12-31-99  $   -      $384
12-31-94                          12-31-09   100,759     -
12-31-97                          12-31-12    57,877     -
12-31-98                          12-31-13   129,028     -
                                            ---------  ------
                                            $287,664   $384
                                            =========  ======


The Company files a consolidated tax return.

NOTE 7 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters included the following.

1.   Year 2000
     Like all entities, the Company is exposed to risks associated with the Year 2000 issue which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company has begun but not yet completed the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the Year 2000 problem could have negative effects on the Company's financial condition and results of operations in the near term.

2. Major Customers
     In 1998, the Company has two customers which represent 47% and 23% of its total revenue.

NOTE 8 - RENT EXPENSE

     The Company pays rent on a month-to-month basis. The Company does not have a commitment on a lease contract. Rent expense for 1998, 1997 and 1996 was $6,606, $5,919 and $6,426, respectively.

NOTE 9 - COMMITMENTS

     Exco Resources, Inc. purchased all of the Company's producing properties in Schleicher and Kent Counties, Texas for $315,000 and the funds were received on January 19, 1999. The agreement to purchase the properties was completed on January 19, 1999, but was effective as of October 1, 1998. All revenue less all expenses relating to these properties will be paid to the purchaser for the period after
 October 1, 1998. Because the sale was completed in January, 1999, the sale was not entered on the books of the Company until 1999.

            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998

NOTE 9 - COMMITTMENTS (CONTINUED)

     The sales price of the properties was $181,946 less than the amount on the books of the Company; therefore a loss was recorded in 1998 for the impairment of asset value. The merger that had previously been entered into as of April 30, 1998, by an "Agreement and Plan of Merger" with EXCO Resources, Inc., was terminated. In a separate transaction the same day, Mr. Brooks, individually, purchased the same properties from EXCO Resources, Inc. for $315,000. On January 19, 1999, Mr. E. B. Brooks, Jr. agreed to sell all of the shares in the Company that he and his three daughters owned to a group of investors.


NOTE 10 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to certain operating agreements by and between the Company and Edward B. Brooks, Jr., Mr. Brooks serves as the operator of certain of the Company's oil and gas interests. Pursuant to such operating agreements, the Company paid the following described amounts to Mr. Brooks in 1997 and 1998 and Mr. Brooks paid the following described amounts to the Company in 1997 and 1998.

     Mr. Brooks paid the Company $90,802 and $72,602, respectively, in 1997 and 1998 as the Company's share of gas sales from properties in Schleicher County. The Company paid Mr. Brooks $68,881 and $52,306, respectively, in 1997 and 1998 for the Company's share of operating costs on properties in Kent County and Schleicher County. In 1998, the Company also paid Mr. Brooks $4,734 for the Company's share of operating expenses on the Schleicher and Kent County properties that were paid by Mr. Brooks in 1997.

     In 1997, the Company paid Mr. Brooks $228,472 for the Company's share of the cost of a seismic study on properties in Stonewall County and the cost of drilling two wells in other counties in Texas which turned out to be non-productive. In 1998, the Company paid Mr. Brooks $18,915 for the Company's share of the seismic study on properties in Stonewall County and $37,591 for the Company's share of the cost of drilling a well in Stonewall County that was nonproductive. In 1998, the Company paid $24,334 to Mr. Brooks for the Company's share of lease costs of properties in Stonewall County.

     In 1997 and 1998, the Company reimbursed Mr. Brooks $1,769 and $1,159, respectively, for expenses incurred by him in operating a Company owned vehicle that was provided to him for Company business.

                      OTHER FINANCIAL INFORMATION



Board of Directors and Stockholders
Gladstone Resources, Inc.

My report on my audit of the basic financial statements of Gladstone Resources, Inc. for 1998 and 1997 appears on page 3. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 31 through 42 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, I express no opinion on it.

                                     /s/  Harold Ratcliff
                                     Certified Public Accountant


Dallas, Texas
February 19, 1999

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
                               EXHIBIT A
                         SUMMARY OF OPERATIONS
                    For the year ended December 31,


                               1998        1997        1996        1995        1994
                              -------     -------     -------   ---------   ---------
Sales
  Gas and oil                $ 264,002   $511,477    $ 472,915   $ 405,366   $ 429,556
Cost of sales:
  Production taxes              12,003     24,291      22,021      20,556       21,855
  Well operating expenses      118,909    113,964     142,053     127,406      138,664
                             ----------  ---------   ---------   ---------   ----------
Gross profit on sales          130,912    138,255     164,074     147,962      160,519
                             ----------  ---------   ---------   ---------   ----------
                               133,090    373,222     308,841     257,404      269,037
                             ----------  ----------  ---------   ----------  ----------
Expenses:
  Depletion                     90,846    115,003     101,275     114,456      130,608
  Depreciation and              11,369     18,100       9,072      11,057       11,035
   amortization
  Dryhole and abandonment      243,764    462,631      97,544      60,915       61,845
  General and administrative    11,162     12,851      18,222      10,704       14,644
  Interest                           -          -           -       6,399       10,255
  Taxes                            352      2,905         586       3,154        1,262
  Legal, audit and              12,704      9,623       7,664      13,107       16,131
   accounting
  Asset impairment charge      181,946          -           -           -            -
  Recovery of taxes            (35,648)         -           -           -            -
                            ----------- ---------   ----------  ----------  ----------
                               516,495    621,113     234,363     219,792      245,780
                            ----------- ---------   ----------  ----------  ----------
Income (loss) from            (383,405)  (247,891)     74,478      37,612       23,257
  operations
Other income (losses)         (104,162)    24,369      13,783     (96,496)     (50,075)
                            ----------  ---------  ----------  ----------  -----------
Income (loss) before taxes    (487,567)  (223,522)     88,261     (58,884)     (26,818)
Income taxes (benefit)          (1,300)   (26,860)     14,509     (10,774)      (6,212)
                            ----------- ---------  ----------  ----------  -----------
NET INCOME (LOSS)             (486,267)  (196,662)     73,752     (48,110)     (20,606)
Retained earnings
  (deficit) at
  beginning of year           (295,146)  ( 98,484)   (172,236)   (124,126)   (103,520)
                            ----------- ----------  ----------  ----------  ----------
Retained earnings           $ (781,413) $(295,146)  $  (98,484) $(172,236)  $ (124,126)
  (deficit) at end of year  =========== ==========  ==========  ==========  ==========
Capital stock and paid in   $1,380,134  $1,380,134  $1,380,134  $1,380,134  $1,380,134
  capital                   =========== =========== ==========  ==========  ==========
Average common shares         4,244,060  4,244,060   4,244,060   4,244,060   4,244,060
                            =========== ==========  ==========  ==========  ==========
Income (loss) per common
  share                           $(.11)     $(.05)       $.02       $(.01)      $(.00)
                            =========== ==========  ==========  ==========  ==========


See auditor's report on other financial information

                       GLADSTONE RESOURCES, INC.
                          December 31, 1998




SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES

                     Balance                           Balance
Debtor:               1-1-98   Additions   Deductions  12-31-98
                    ---------- ----------  ---------- ---------
E. B. Brooks, Jr.   $18,519     $63,504     $82,023*   $    --

The above amounts are for working interests in gas sales in Schleicher County Texas and the amount is paid by Brooks monthly as he receives the sale proceeds.

  *This amount consists of payments received of $72,602 and $9,421 offset by the amount owed to Mr. Brooks.



SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                         Balance                              Balance
Description:              1-1-98    Additions  Retirement    12-31-98
                       ------------ ---------  ----------   -----------
Oil and gas
properties             $ 2,044,925  $ 154,481  $   388,171  $ 1,811,235
Automotive equipment        27,751         --       27,751           --
Furniture and
equipment                    2,100     17,128        2,100       17,128
                       ------------ ---------  -----------  -----------
     Totals            $ 2,074,776  $ 171,609  $   418,022  $ 1,828,363
                       ===========  =========  ===========  ===========



         SCHEDULE VI - ACCUMULATED DEPRECIATION,   DEPLETION AND
         AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                         Balance                               Balance
Description:             1-1-98     Additions   Retirement     12-31-98
                       -----------  ---------  ------------- -----------
Oil and gas
properties             $1,249,627   $ 90,846    $ 59,842     $1,280,631
Automotive equipment        7,960      2,664      10,624          --
Furniture and
equipment                   2,100       --         2,100          --
                       -----------  ---------  ------------- -----------
     Totals            $1,259,687    $93,510     $72,566     $1,280,631
                       ===========  =========  ============= ===========



See auditor's report on other financial information

                       GLADSTONE RESOURCES, INC.
         CAPITALIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES
               For the two years ended December 31, 1998



                             DISCLOSURE 2
                             -------------

                                            United States Total
                                      -------------------------------
                                            1998               1997
                                      -------------     -------------

Capitalized costs -
  proved properties                     $1,753,971      $1,966,105
Capitalized costs -
  unproven properties                       57,264          78,820
                                      -------------     -------------
Total capitalized costs                  1,811,235       2,044,925

Accumulated depletion and
   depreciation                         (1,280,631)     (1,249,627)
                                      -------------     -------------
Net costs                                 $530,604      $  795,298
                                      =============     =============





See auditor's report on other financial Information

                       GLADSTONE RESOURCES, INC.
                COSTS INCURRED IN OIL AND GAS PROPERTY
          ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES
              For the three years ended December 31, 1998



                             DISCLOSURE 3
                             -------------


                                       United States Totals
                                   ------------------------------
                                       1998      1997      1996
                                   ---------    -------   -------
Acquisition of properties:
     Proved                        $   --       $  --     $   --
     Unproven                         29,939      45,059   10,978

Exploration                          243,765     311,595   97,544

Development costs                      4,451         690   20,188

Production costs                     118,909     113,964  142,053



See auditor's report on other financial information

                       GLADSTONE RESOURCES, INC.
            RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
              For the three years ended December 31, 1998



                             DISCLOSURE 4
                              -----------

                                                            For United States
                                                       -----------------------------------
                                                           1998       1997          1996
                                                       ----------   --------     ---------

Sales                                                   $264,002     $511,477    $472,915
                                                        --------     --------    --------
Production costs and taxes                               130,912      138,255     164,074

Exploration expenses (dry holes,
     abandonments and delay rents)                       243,765      462,631      97,544
Asset impairment charge                                  181,946           --          --
Depreciation, depletion and amortization                  99,551      127,806     105,466
                                                        ---------    --------    --------
                                                         656,174      728,692     367,084
                                                        ---------    --------    --------
Results of operations from producing
     activities (excluding corporate
     overhead and interest costs)                      $(392,172)   $(217,215)   $105,831
                                                       =========     =========    ==========




See auditor's report on other financial information

                       GLADSTONE RESOURCES, INC.
                     RESERVE QUANTITY INFORMATION
              For the three years ended December 31, 1998

                             DISCLOSURE 5
                             ------------


                                                      United States and Total
                                  --------------------------------------------------------------
                                         1998                  1997                  1996
                                  ------------------   ------------------    -------------------
                                     Oil     Gas(1)      Oil      Gas(1)       Oil       Gas(1)
                                  --------  --------   --------  --------    --------   --------

Beginning of year                  86,904   772,135    101,636  1,430,825   117,685    1,516,554

Development of new properties        --        --         --       --          --         --

Revisions of previous estimates      (725)       66       --     (565,573)     --         --

Extensions of proved reserves        --        --         --       --          --         --

Sales of producing properties        --        --         --       --          --         --

Production                        (11,057)  (62,690)   (14,732)  (93,117)   (16,175)     (85,729)
                                  --------  --------   --------  --------   --------   ---------
End of year                        75,122   709,511    86,904    722,135    101,636     1,430,825
                                                       =======  =========   ========   ==========

Sale of properties (3)            (75,122)  (525,727)
                                  --------  ---------

Balance after sale
   of Jan. 19, 1999                  --      183,784
                                  ========  ========
________________________________
(1)  Gas includes gas liquids.
(2)  Production from two wells drilled in 1996 and at year end were declared  as non-productive  due  to  mechanical problems with the  wells.  Other  wells drilled on the same Leases in 1997 were non-productive.
(3)  The Company sold the Schleicher and Kent Counties properties on January 19,
     1999, effective as of October 1, 1998.


Oil quantities are in barrels.
Gas quantities are in MCF'S.




*All  undeveloped  reserves  that may exist  are  on  the  same  Leases  as  the
developed   reserves  and  additional  wells,  if  drilled,  may  or   may   not
produce additional reserves.

See auditor's report an other financial information

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
            UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                           December 31, 1998

                                ASSETS

                                                                   Pro Forma
                                              ------------------------------------------------
                                                 Historical       Adjustments      Pro Forma
                                              ---------------   ---------------  -------------
Current assets:
     Cash                                      $  23,372         $  315,000(2)    $338,372
     Accounts receivable                           6,129               --            6,129
                                              ----------           -----------    -----------
          Total current assets                    29,501            315,000        344,501

Property and equipment:
     Gas and oil properties (successful        1,811,235         (1,188,560 (1)    622,675
          efforts method)
     Equipment                                    17,128               --           17,128
                                               1,828,363         (1,188,560)       639,803
Less accumulated depletion
     and depreciation                         (1,280,631)          873,560(1)      407,071
                                              ------------       ------------     ---------
     Total property and equipment                547,732          (315,000)        232,732

Other assets:
  Cost in excess of amount assigned
  to net assets of subsidiary at
  date of acquisition                           337,000               --            337,000
     Less accumulated amortization             (293,783)              --           (293,783)
                                              ------------        ----------      ----------
          Total other assets                     43,217               --             43,217
                                              ------------        ----------

                                              $ 620,450           $    --          $620,450
                                              ============        ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                         $ 21,729           $    --           $ 21,729
     Accrued expenses                           --                    --               --
                                              --------           ----------       ---------
          Total current liabilities             21,729                --             21,729
Deferred income taxes                             --                  --               --
                                              ---------          ----------       ---------

Stockholders' equity:
     Common stock                              150,000                --            150,000
     Capital in excess of stated value       1,230,134                --          1,230,134
     Retained earnings (Deficit)              (781,413)               --           (781,413)
                                             -----------         ----------       ---------
          Total stockholders' equity           598,721                --            598,721
                                             ----------          ----------       ---------
                                             $ 620,450            $    --         $ 620,450
                                             ==========          ==========       =========



     The accompanying notes are an integral part of this financial statement.

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
       UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 For the year ended December 31, 1998

                                                  Pro Forma
                                  Historical      Adjustments      Pro Forma
                                -------------    -------------    -----------
Sales:
     Gas and oil                $  264,002     $  (213,377)(1)   $   50,625
                                -------------  --------------    ------------


Cost of sales:
     Production taxes               12,003           8,604(1)         3,399
     Well operating expense        118,909        (57,228)(1)        61,681
                                ------------   ---------------   ------------
                                   130,912        (65,832)           65,080
                                -------------  ---------------   -------------

Gross profit on sales              133,090       (147,545)          (14,455)
                                -----------    ----------------  -------------


Expenses:
     Dry hole and abandonments    243,764            --              243,764
     Depletion                     90,846         (61,433)(1)         29,413
     Depreciation and
      amortization                 11,369            --               11,369
     General and administrative    11,162            --               11,162
     Taxes                            352            --                  352
     Legal, audit and
      accounting                   12,704           --                 12,704
     Asset impairment charge      181,946        (181,946)(3)          --
     Recovery of taxes            (35,648)          --               (35,648)
                                ------------   ---------------   ------------
                                  516,495        (243,379)           273,116
                                ------------   ---------------   ------------

Income (loss) from operations    (383,405)         95,834           (287,571)

Other income:
     Unrealized gain (loss) on
investments                      (108,134)           --             (108,134)
     Interest income                3,972            --                 3,972
                                -------------  ---------------   ------------


Income (loss) before taxes       (487,567)         95,834           (487,576)
     Income taxes (benefit)-
      deferred                     (1,300)           --               (1,300)
                                ------------   ----------------  -------------

NET INCOME (LOSS)                (486,267)        $95,834          $(390,433)
                                ============   ================  =============

Earnings (loss) per share:
     Basic                          $(.11)           $.02              $(.09)
                                ============    ===============   =============

     Diluted                        $(.11)           $.02              $(.09)
                                =============  ================  =============





The accompanying notes are an integral part of this financial statement

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
       UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 For the year ended December 31, 1997









                                                     Pro Forma
                                     ------------------------------------------
                                     Historical   Adjustments      Pro Forma
                                     ----------  --------------  --------------
Sales:
     Gas and oil                    $511,477     $ (405,929)(1)   $ 105,549
Cost of sales:
     Production taxes                24,291         (17,239)(1)       7,052
     Well operating expense         113,964         (52,055)(1)      61,909
                                    ----------   --------------  ------------
                                    138,255          69,294          68,961
                                   -----------   --------------   -----------
Gross profit on sales               373,222        (336,634)         36,588
                                   ----------   --------------    -----------

Expenses:
     Dry hole and abandonments      462,631          --             462,631
     Depletion                      115,003        (71,502)(1)       43,501
     Depreciation and
      amortization                   18,100           --             18,100
     General and administrative      12,851           --             12,851
     Taxes                            2,905           --              2,905
     Legal, audit and
       accounting                     9,623           --              9,623
                                   ----------   --------------   -----------
                                    621,113        (71,502)         549,611
                                   ----------   --------------   -----------

Income (loss) from operations      (247,891)      (265,132)        (513,023)

Other income:
     Gain on sale of assets          13,429         13,429             --            13,429
     Unrealized gain (loss) on
investments                           (937)          --                (937)
     Interest income                 11,877          --              11,877
                                   -----------   -------------    ----------

Income (loss) before taxes         (223,522)      (265,132)        (488,654)
     Income taxes (benefit)-
deferred                            (26,860)       (31,860)         (58,720)
                                  ------------   -------------    ----------

NET INCOME (LOSS)                   $(196,662)   $ (233,272)        $429,934
(429,934)                          ===========  ==============     ==========

Earnings (loss) per share:
     Assuming no dilution          $   (.05)     $    (.05)       $     (.10)
                                  ===========  ===============    ==========
     Assuming full dilution         $   (.05)    $    (.05)       $     (.10)
                                  ===========  ===============    ==========






The accompanying notes are an integral part of this financial statement.

               GLADSTONE RESOURCES, INC.  AND SUBSIDIARY
       UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 For the year ended December 31, 1996



                                                         Pro Forma
                                       Historical        Adjustments         Pro Forma
                                    -------------       -------------      ---------------
Sales:
     Gas and oil                      $472,915          $(381,064)(1)      $91,851
                                    ------------        -------------      ---------------
Cost of sales:
     Production taxes                   22,021            (15,669)(1)        6,352
     Well operating expense            142,053            (60,159)(1)       81,894
                                    ------------        -------------      ----------------
                                       164,074            (75,828)          88,246
                                    ------------        -------------      ----------------

Gross profit on sales                  308,841           (305,236)           3,605
                                    ------------        --------------     ----------------

Expenses:
     Dry hole and abandonments          97,544              --              97,544
     Depletion                         101,275            (42,243)(1)       59,032
     Depreciation and amortization       9,072              --               9,072
     General and administrative         18,222              --              18,222
     Taxes                                 586              --                 586
     Legal, audit and accounting         7,664              --               7,664
                                    ------------        -----------        ----------------
                                       234,363            (42,243)         192,120
                                    ------------        -----------        ----------------

Income (loss) from operations           74,478           (262,993)        (188,515)

Other income:
     Interest income                     7,637              --               7,637
     Recovery from uncollectible
      note receivable                    6,146              --               6,146
                                    -----------         -----------        ---------------

Income (loss) before taxes              88,261          (262,993)         (174,732)
     Income taxes (benefit)-deferred    14,509           (40,719)          (26,210)
                                    -----------         -------------      ----------------

NET INCOME (LOSS)                      $73,752      $   (222,274)         $(148,522)
                                    ===========         ==============     ==================
Earnings (loss) per share:
     Assuming no dilution           $    .02            $   (.05)          $   (.03)
                                    ===========         ==============     ==================

     Assuming full dilution         $    .02            $   (.05)          $   (.03)
                                    ===========         ==============     ==================





The accompanying notes are an integral part of this financial statement.

                       GLADSTONE RESOURCES, INC.

      FOOTNOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET



(1) To reflect the elimination of assets relating to and resulting from the operations of the Schleicher and Kent Counties (Texas) oil and gas wells sold in connection with the Sale.

(2) To reflect the net proceeds resulting from and related to the Sale of the Schleicher and Kent County oil and gas wells calculated as follows:

        Gross proceeds from sale of assets             $315,000


        (There were no fees or expenses associated with the sale)

(3) To reflect the loss for financial statement purposes resulting from the Sale of the oil and gas wells calculated as follows:

     Gross proceeds from sale of the wells             $315,000
     Net book value of assets relating to
     the wells                                         (496,946)
     Impairment (loss) in value of assets              ---------
     recorded in 1998                                  $181,946
                                                       ==========

ITEM 9.   CHANGES   IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON   ACCOUNTING
          AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The directors of the Company at March 31, 1999, were as follows:
                             Current Office(s) Held  Year First
      Director         Age       in the Company      Elected Director
   --------------      ---     ----------------      -----------------

Johnathan M. Hill       49  President and a Director       1999
Katherine R. Murphy     42  Treasurer, Assistant           1999
                            Secretary and a Director       1999
H. Wayne Gifford        61  Director                       1999
Charles B. Humphrey     43  Director                       1999
Fred Oliver             74  Director                       1999

     Mr. Hill was appointed a Director and President of the Company in March 1999. Mr. Hill has been the President of Hill & Hill Production Company, an oil and gas production company, the Secretary and Treasurer of Hill Energy Company, an oil and gas investment company, and the Vice President of HPC Operating Company, an oil and gas operating company, all based in Dallas, Texas, since 1985.

     Ms. Murphy was appointed Treasurer, Assistant Secretary and a Director of the Company in March 1999. Ms. Murphy has been the Vice President and Assistant Secretary of Humphrey Oil Corporation since 1989.

     Mr. Gifford, was appointed a Director of the Company in March 1999. Mr. Gifford has been the President and a Director of Gifford Operating Company, an oil and gas operating company based in Dallas, Texas, since 1987. Mr. Gifford has also been active as an independent geological consultant since 1980.

     Mr. Humphrey was appointed a Director of the Company in March 1999. Mr. Humphrey has been the President, Treasurer, and sole director of Humphrey Oil Corporation, an oil and gas exploration company based in Dallas, Texas, and the President and a Director of Lindenshire, Inc., a real estate development company based in Dallas, Texas, since 1984. Mr. Humphrey also has been engaged in real estate development and investment individually and through numerous other partnerships, joint ventures and corporations since 1984.

     Mr. Oliver was appointed a Director of the Company in March 1999. Mr. Oliver has been the President of Petroleum Ventures of Texas, Inc., an oil and gas investment company based in Dallas, Texas, since 1975. Mr. Oliver also has been engaged in geological and engineering consulting since 1953.

EXECUTIVE OFFICERS

     The executive officers of the Company at March 31, 1999, were as follows:
      Officers        Age       Current Office(s) Held in the Company
----------------    ---------   -------------------------------------
Johnathan M. Hill      49       President
Sheila Irons           57       Vice President and Secretary
Katherine R. Murphy    42       Treasurer and Assistant Secretary

     For information regarding the business experience of Messr. Hill and Madame Murphy, see the biographies above.

      Ms. Irons was appointed the Company's Vice President and Secretary of the Company in March 1999. Ms. Irons has been Vice President of Humphrey Oil Corporation since 1989.

      The term of each director and executive officer expires at the annual meeting of shareholders and directors, respectively, or at such times as their respective successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The table below includes compensation paid by the Company for services rendered in fiscal 1998, 1997 and 1996 to Edward B. Brooks, Jr., the former President and Chief Executive Officer of the Company. None of the other executive officers of the Company had total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1998.


                                                                      Long-Term
                                                                     Compensation
                         Annual Compensation                              Awards
                    ------------------------------------------------  -------------------------
                                                       Other Annual   Securities      All Other
Name and Principal                                     Compensation   Underlying    Compensation
position              Year    Salary($)   Bonus($)        ($)         Options(#)       ($)
-------------------  ------   ---------- ----------  -------------    ----------   ------------
Edward B. Brooks, Jr. 1998       0         ---            (1)            ---          ---
President and CEO     1997       0         ---            (1)            ---          ---
                      1996       0         ---            (1)            ---          ---
__________________
(1)  The  Company  provided Mr. Brooks a vehicle for  Company  business.  The
     Company's  depreciation   expense for 1996, 1997 and 1998 for the vehicle  was
     $3,060.00,  $4,900.00  and  $2,664.00,      respectively.  The  Company   also
     reimbursed   Mr.   Brooks  $1,768.90  and  $1,159.29  in  1997   and     1998,
     respectively,  for  costs  incurred  by Mr.  Brooks  in  connection  with  the
     operation of   such vehicle.



OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights were granted to the President by the Company during fiscal 1998.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR End Option/SAR Values

     No stock options or stock appreciation rights were exercised by the President in fiscal 1998, and no stock options or stock appreciation rights were outstanding at the end of fiscal 1998.

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

     The   Company  did  not  have  any  long-term  incentive  plans  in  effect during fiscal 1998.

EMPLOYMENT    CONTRACTS   AND   TERMINATION   OF   EMPLOYMENT   AND   CHANGE-IN-
CONTROL ARRANGEMENTS

       The Company does not have any employment agreements with any of its officers.

  ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
            MANAGEMENT

Beneficial Ownership of Five Percent or Greater Shareholders

     The following table sets forth beneficial owners of five percent or more of the Company's outstanding shares of Common Stock known to the Company as of March 31, 1999. All shares shown in the table reflect sole voting and investment power unless otherwise indicated.


                                                  Number of
                                                   Shares                  Percent
Name  and  address                               Beneficially              of Total
of beneficial owner                                Owned(1)                   Shares(1)
---------------------------------                 ----------               --------
Charles B. Humphrey                                1,080,819                 25.47%
  3500 Oak Lawn, Suite 590, LB 49,
  Dallas, TX  75219
Johnathan M. Hill                                  1,080,819                 25.47
  3500 Oak Lawn, Suite 590, LB 49,
  Dallas, TX  75219
Sheila Irons, Individually and as Trustee of
   Humphrey Children's Trust                        302,630(2)                7.13
  3500 Oak Lawn, Suite 590, LB 49,
  Dallas, TX  75219
Fred Oliver                                         259,397                   6.11
  4625 Greenville Ave., Suite 205,
  Dallas, TX  75206
David Tyrrell, individually and as Trustee of
   the Katherine Desporte Tyrrell Trust             216,164(3)                5.09
  4625 Greenville Ave., Suite 203,
  Dallas, TX  75206
________________
 (1) Based upon the joint Schedule 13D filed January 29, 1999 by Mr. Charles  B.
     Humphrey, Mr. Johnathan M. Hill, Mr. Fred Oliver, Mr. David Tyrrell, Mr. H.
     Wayne Gifford, Ms. Katherine Murphy and Ms. Sheila Irons (the "Group") as a
     group and certain of the members of the Group individually. Each member  of the Group disclaims beneficial ownership of the shares of Common Stock held by the Group or any other member of the Group.
(2)  Includes  216,164  Shares  held by Humphrey  Children's  Trust.  Ms.  Irons disclaims  beneficial ownership of the shares of Common Stock held  by  the
     Humphrey Children's Trust.
(3)  Includes  108,082  shares  held by Katherine Desporte  Tyrrell  Trust.  Mr.
     Tyrrell  disclaims beneficial ownership of the shares of Common Stock  held by the Katherine Desporte Tyrrell Trust.


BENEFICIAL OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The   following   table  sets  forth  the  number  of  shares   of   Common
Stock beneficially owned by each director of the Company, each executive officer of the Company and all directors and executive officers as a group as of March 31, 1999. All shares shown in the table reflect sole voting and investment power unless otherwise indicated.


                                                  Number of
                                                  Shares              Percent
Name and address of                               Beneficially        of Total
beneficial owner                                  Owned(1)            Shares
---------------------------------                 ----------          --------
Directors and Executive Officers
   Charles B. Humphrey                            1,080,819           25.47%
  3500 Oak Lawn, Suite 590, LB 49,
   Dallas, TX  75219



   Johnathan M. Hill                              1,080,819           25.47
  3500 Oak Lawn, Suite 590, LB 49,
  Dallas, TX  75219
   Fred Oliver                                      259,397            6.11
  4625 Greenville Ave., Suite 205,
  Dallas, TX  75206
   H. Wayne Gifford                                 172,931            4.07
  4625 Greenville Ave., Suite 203,
   Dallas, TX  75206
   Katherine Murphy                                  86,466            2.04
  3500 Oak Lawn, Suite 590, LB 49,
   Dallas, TX  75219
   Sheila Irons, Individually and as
   Trustee of Humphrey Children's Trust
  3500 Oak Lawn, Suite 590, LB 49,
   Dallas, TX  75206                                302,630            7.13
   Directors and Executive Officers as a Group
    (6 individuals)                               2,983,062           70.29
______________
 (1) Based upon the joint Schedule 13D filed January 29, 1999 by Mr. Charles  B.
     Humphrey, Mr. Johnathan M. Hill, Mr. Fred Oliver, Mr. David Tyrrell, Mr. H.
     Wayne Gifford, Ms. Katherine Murphy and Ms. Sheila Irons (the "Group") as a
     group and certain of the members of the Group individually. Each member  of the Group disclaims beneficial ownership of the shares of Common Stock held by the Group or any other member of the Group.



CHANGE OF CONTROL

     As described in the joint Schedule 13D filed January 29, 1999 by Mr. Wayne Gifford, Mr. Charles B. Humphrey, Mr. Johnathan
Hill, Mr. Fred Oliver, Ms. Sheila Irons (individually and as trustee of the Humphrey Childrens Trust), Mr. Katherine Murphy,
Mr. David Tyrrell (individually and as trustee of the Katherine Desporte Tyrrell Trust) and Mr. Clay Moore (collectively, the "Purchasers") as a group and certain members of the group individually, on January 19, 1999, the Purchasers purchased in two simultaneous transactions (the "Purchases") an aggregate of 3,134,325 shares of Common Stock representing approximately
73.85% of the issued and outstanding shares of Common Stock. The Purchases were made pursuant to the terms of (i) a Stock Purchase Agreement dated January 19, 1999 among the Purchasers and Edward
B. Brooks, Jr., Charles V.W. Brooks, Carol Brady, Rebecca Feldt and Debra Brooks Garrett (collectively, the "Brooks Sellers") and
(ii) a Stock Purchase Agreement dated January 19, 1999 among the Purchasers and C. J. Cloarec, M.D. and Camrose Optical Co. (collectively, the "Cloarec Sellers"). In connection with the Brooks Purchase, the Brooks Sellers agreed to take or cause to be taken all such action as was necessary to cause Mr. Hill, Mr. Humphrey, Mr. Gifford, Mr. Oliver and Ms. Murphy (the to be appointed as the sole members of the Board of Directors. Additionally, the newly constituted Board of Directors appointed
Mr. Hill as President, Ms. Irons as Vice President and Secretary and Ms. Murphy as Treasurer and Assistant Secretary in March 1999.



  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to certain operating agreements by and between the Company and Edward B. Brooks, Jr., Mr. Brooks serves as the operator of certain of the Company's oil and gas interests.
Pursuant to such operating agreements, the Company paid the following described amounts to Mr. Brooks in 1997 and 1998 and Mr. Brooks paid the following described amounts to the Company in 1997 and 1998.

     Mr. Brooks paid the Company $90,802 and $72,602, respectively, in 1997 and 1998 as the Company's share of gas sales from properties in Schleicher County. The Company paid Mr. Brooks $68,881 and $52,306.19, respectively, in 1997 and 1998 for the Company's share of operating costs on properties in Kent County and Schleicher County. In 1998, the Company also paid Mr. Brooks $4,733.94 for the Company's share of operating expenses on the Schleicher and Kent County properties that were paid by Mr. Brooks in 1997.

     In 1997, the Company paid Mr. Brooks $228,472 for the Company's share of the cost of a seismic study on properties in Stonewall County and the cost of drilling two wells in other counties in Texas, which turned out to be non-productive. In 1998, the Company paid Mr. Brooks $18,915.16 for the Company's share of the seismic study on properties in Stonewall County and $37,591.05 for the Company's share of the cost of drilling a well in Stonewall County that was nonproductive. In 1998, the Company paid $24,334.51 to Mr. Brooks for the Company's share of lease costs of properties in Stonewall County.

     In   1997  and  1998,  the  Company  reimbursed  Mr.  Brooks
$1,768.90 and $1,159.29, respectively, for expenses incurred by him in operating a Company owned vehicle that was provided to him for Company business.

                              PART IV

  ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT  SCHEDULES,   AND
            REPORTS  ON FORM 8-K

  (a) The following documents are filed as a part of this report:

       1.   Financial Statements

              See Index to Financial Statements on page 19 to this report.

       2.   Financial Statement Schedules

              All schedules are omitted because the
              information is not required under the related instructions or is inapplicable or because the information is included in the Financial Statements or related Notes.

       3.   Exhibits:





            10.1    Assignment and Bill of Sale made and
                    entered into January 19, 1999, but
                    effective as of October 1, 1998, by and
                    between the Company as seller  and
                    EXCO Resources, Inc. as purchaser (filed as an exhibit to the Company's Form 8-K, dated January 19, 1999 and incorporated by reference herein

             3.1    Restated Articles of Incorporation of the
                    Company,  as amended (filed herewith)

             4.1    Specimen Stock Certificate for the Company
                    Common  Stock (filed herewith)

            27.1    Financial Data Schedule (filed herewith)

  (b)    Reports on Form 8-K

         No Reports on Form 8K were filed during the last quarter of the period covered by this report.

                       INDEX TO EXHIBITS

Exhibit
  No.                         Item
--------          ----------------------
10.1              Assignment and Bill of Sale made and entered  into
                  January 19, 1999, but effective as of October 1, 1998 by and between the Company as seller and EXCO Resources, Inc.
                  as purchaser (filed as an exhibit to the Company's Form 8-K dated January 19, 1999 and incorporated herein by reference.

3.1 Restated Articles of Incorporation of the Company, as amended (filed herewith)

4.1               Specimen  Stock  Certificate  for  the  Company's
                  Common Stock (filed herewith)

27.1              Financial Data Schedule (filed herewith)

                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused
this   report  to  be  signed on its behalf by  the  undersigned, thereunto duly authorized in the City of Dallas, Texas on the 31st of March, 1999.

                              GLADSTONE RESOURCES, INC.



                              By:       /s/ Johnathan M. Hill
                                   ------------------------------
                                   Johnathan M. Hill
                                   President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     March 31, 1999                  /s/ Johnathan M. Hill
                                   ------------------------------
                                   Johnathan M. Hill, President
                                   (Chief Executive Officer)  and
                                   a Director


    Marc 31, 1999                      /s/ Katherine R. Murphy
                                   ------------------------------
                                   Katherine R. Murphy, Director,
                                   Treasurer and Assistant
                                   Secretary


     March 31, 1999                  /s/ Sheila Irons
                                   ------------------------------
                                    Sheila  Irons, Vice President
                                    and Secretary


     March 31, 1999                  /s/ H. Wayne Gifford
                                   ------------------------------
                                    H. Wayne Gifford, Director


     March 31, 1999                  /s/ C.B. Humphrey
                                   ------------------------------
                                   Charles B. Humphrey, Director


     March 31, 1999                  /s/ Fred L. Oliver
                                   ------------------------------
                                   Fred L. Oliver, Director