Form 10-Q
period 1999-03-31
GLADSTONE RESOURCES INC
filed 1999-05-17
CIK 41656

=================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended March 31, 1999
                                  OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period from           to

                    Commission File Number 1-1525

                      GLADSTONE RESOURCES, INC.

        (Exact name of Registrant as specified in its charter)

          Washington                                    91-0234563
     (State of Incorporation)                       (I.R.S. Employer
                                                   Identification No.)
       3500 Oak Lawn, Suite 590
          Dallas, Texas                                   75219
(Address of principal executive offices)               (Zip Code)
                            (214) 528-9620
                   (Registrant's telephone number,
                         including area code)

     Securities registered pursuant to Section 12(b) of the Act:
                                 None

     Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, No Par Value
                           (Title of Class)
                    ______________________________

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


      The number of shares of Common Stock, no par value, of the Registrant outstanding at March 31, 1999 was 4,244,060 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                 None
=================================================================

                      GLADSTONE RESOURCES, INC.

                                INDEX

                                                               Page
Part 1. Financial Information:                                  Number
-----------------------------                                   -------
Item 1.Consolidated Financial Statements                            2

      Consolidated Balance Sheets - March 31, 1999 (Unaudited)
      and December 31, 1998                                         2

      Consolidated Statements of Operations-
      For the Three Months Ended March 31, 1999 and 1998
      (Unaudited)                                                   3

      Consolidated Statements of Stockholders' Equity-
      For the Three Months Ended March 31, 1999 (Unaudited)
      and for the Year Ended December 31, 1998                      4

      Consolidated Statements of Cash Flows-
      For the Three Months Ended March 31, 1999 and 1998
      (Unaudited)                                                   5

      Notes to Consolidated Financial Statements (Unaudited)        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10

Part II. Other Information:
---------------------------
Item 6.  Exhibits and Reports on Form 8-K

Signatures

                  Part I. Financial Information
                  Item 1. Financial Statements

            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
             At March 31, 1999 and December 31, 1998



                             ASSETS
                                            March 31,  December 31,
                                              1999           1998
                                          -----------   -------------
                                          (Unaudited)
Current assets:
     Cash                                 $  303,814      $    23,372
     Accounts receivable                       6,091            6,129
                                          ----------      -----------
            Total current assets             309,905           29,501
                                          ----------      -----------
Property and equipment:
   Gas and oil properties
      (successful efforts method)            622,675        1,811,235
     Field equipment                          17,128           17,128
                                          ----------      -----------
                                             639,803        1,828,363
     Less accumulated depletion and
      depreciation                          (413,209)      (1,280,631)
                                          ----------      -----------
     Total property and equipment            226,594          547,732
                                         -----------      -----------

Other assets:
   Cost on excess of amount assigned to
      net assets of subsidiary at date
        of acquisition                       337,000          337,000
     Less accumulated amortization          (295,635)        (293,783)
                                          ----------      -----------
     Total other assets                       41,365           43,217
                                          ----------      -----------
                                          $ 5 77,864        $ 620,450
                                          ==========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                     $    5,332       $   21,729
                                          ----------       ----------
            Total current liabilities          5,332           21,729
                                          ----------       ----------
Deferred income taxes

Stockholders' equity:

     Common stock                            150,000          150,000
     Capital in excess of stated value     1,230,134        1,230,134
     Retained earnings (deficit)            (807,602)        (781,413)
                                          ----------       ----------
            Total stockholders' equity       572,532          598,721
                                          ----------       ----------
                                            $577,864       $  620,450
                                          ==========       ==========


                     See accompanying notes

            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 1999 and 1998
                           (Unaudited)



                                          For the three months
                                             ended March 31,
                                  ----------------------------------
                                            1999        1998
                                  ----------------------------------
Sales:
 Gas and oil                               $  8,139     $84,527
                                           --------     -------
Cost of sales:
 Production taxes                               624       3,644
 Well operating expense                       3,688      33,945
                                           --------     -------
                                              4,312      37,589
                                           --------     -------
Gross profit on sales                         3,827      46,938
                                           --------     -------
Expenses:
 Dry hole and abandonment loss (recovery)    (3,347)     13,626
 Depletion                                    6,138      26,144
 Depreciation and amortization                1,852       3,647
 General and administrative                   7,719       2,734
 Taxes                                          -            69
 Legal, auditing and accounting              18,192       5,093
                                           --------     -------
                                             30,554      51,313
                                           --------     -------
Net income (loss) from operations           (26,727)     (4,375)


Other income:
 Interest income                                538       1,436
 Net unrealized gain (losses)
   on marketable securities                     -       (26,884)
                                           --------    --------
 Income (loss) before taxes                 (26,189)    (29,823)
  Income taxes                                  -         2,067
                                           --------    --------
NET LOSS                                   $(26,189)   $(31,890)
                                           ========    ========

Earnings per share:
 Basic earnings per share                  $  (.01)   $   (.01)
                                           =========   ========
 Diluted earnings per share                $  (.01)   $   (.01)
                                           =========   ========




                     See accompanying notes

            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the three months ended March 31, 1999
              and the year ended December 31, 1998
                           (Unaudited)



                                                        Capital in
                                                         Excess of      Retained
                                              Stated        Stated      Earnings
                                            Value (A)       Value      (Deficit)     Total
                                           ----------    ----------   ----------     ----------
Balance at December 31,1997                 $ 150,000   $ 1,230,134   $ (295,146)    $1,084,988
Net loss for the year 1998                        -             -       (486,267)      (486,267)
                                            ---------   -----------   ----------     ----------
Balance at December 31, 1998                  150,000     1,230,134     (781,413)       598,721

Net loss for the period                           -              -       (26,189)      (26,189)
                                            ---------   -----------   ----------     ----------
Balance at March 31, 1999                   $ 150,000   $ 1,230,134   $ (807,602)    $  572,532
                                            =========   ===========   ==========     ==========

(A)  Common stock consists of no par value shares only.  There
     are 6,000,000 shares authorized and     4,244,060 shares
     issued and outstanding.  The stated value for all
     outstanding shares is $150,000.







                     See accompanying notes





            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 1999 and 1998
                           (Unaudited)


                                        For the three months
                                             ended March 31,
                                       -----------------------
                                           1999        1998
                                        -----------------------
Cash flows from operating activities:
 Net earnings (loss)                      $(26,189)  $ (31,890)
  Adjustments to reconcile net
   earnings to net cash provided
   by (to) operating activities:
     Depreciation, depletion and
       amortization                          7,990      29,791
     Decrease in account
       receivable                               38      21,428
     Marketable securities
       unrealized loss                          -       26,884
     Increase (decrease) in
       accounts payable                    (16,397)        804
     Increase (decrease) in
       deferred taxes                           -        2,067
   Net cash from (to) operating           --------    --------
     activities                            (34,558)     49,084
                                          --------    --------
Cash flows from (to) investing activities:
   (To) from investment in oil and
     gas properties                        315,000     (25,598)
                                          --------   ---------
   Net cash (to) from investing
     activities                            315,000     (25,598)
                                          --------   ---------
Net increase in cash                       280,442      23,486

Cash at beginning of period                 23,372     114,071
                                          --------   ---------
Cash at end of period                     $303,814    $137,557
                                          ========   =========


Supplemental disclosure of cash flow
  information
  Cash paid during the period for:
   Interest                               $     -    $     -
                                          ========   =========

   Federal income taxes                   $     -    $     -
                                          ========   =========







                     See accompanying notes




            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                         March 31, 1999


NOTE 1 - ORGANIZATION

Gladstone Resources, Inc. (the "Company") was incorporated in the
State of Washington on July 19, 1916. In March, 1973, the Company acquired 100% ownership of Brooks NM, Inc., a Texas corporation
(now named NM Corporation). The Company sells oil and gas in Texas and New Mexico.

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

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 1999, or December 31, 1998.
There were no significant non-cash investing or financing activities during the periods ended March 31, 1999 and December
31, 1998.

Depreciation, depletion and amortization are calculated using the straight-line and unit of production method over the estimated useful lives of the assets or production of the estimated recoverable oil and gas reserves.

For income tax reporting, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Also, for tax purposes the Company deducts intangible drilling costs and capitalizes them on the successful efforts accounting method. Deferred income taxes had been recorded in prior years for the excess deductions, which will be taxable in future periods through reduced depreciation and cost depletion deductions for tax purposes. Currently no deferred tax and no tax benefits have been calculated since the Company does not have the ability to generate taxable income in excess of the net operating loss carryover.

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Actual results could vary from the estimates that were used.

NOTE 3 - MARKETABLE (TRADING) SECURITIES

Cost and fair market value of marketable equity securities at March 31, 1999, and December 31, 1998, are as follows:

Gross
                                               Unrealized        Fair
March 31, 1999                      Cost       Gain (Loss)       Value
-------------------             ---------     ------------     --------
Trading securities:
 Equity (common) securities     $109,071     $  (109,071)       $   -

December 31, 1998
-------------------
Trading securities:
 Equity (common) securities      109,071        (109,071)           -



            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                         March 31, 1999


NOTE 4 - ACCOUNTS RECEIVABLE

Of the net revenue interest amount of $6,091 due from oil and gas sales at March 31, 1999, $2,599 has been received from the operators as of the date of this report. The sales to the customers are on open accounts receivable, which are unsecured.

NOTE 5 - PROPERTY AND EQUIPMENT

Gas and oil properties

In March 1973, the Company acquired 100% ownership of Brooks NM,
Inc. (NM Corporation), a Texas corporation, in exchange for 453,000 shares of common stock. The Company currently owns oil and gas interests in New Mexico and Texas.

NM Corporation owns a 28.71% net revenue interest in 5 producing gas wells in San Juan County, New Mexico. In 1994, the Company participated in a re-entry well drilled to replace a shut-in well. The new well began production in October 1994.

Currently, the Company has producing wells in Pecos County in Texas and San Juan County in New Mexico. On January 19, 1999, the
Company sold its oil and gas properties in Schleicher and Kent
Counties, Texas to EXCO Resources, Inc., a Texas corporation
("EXCO"). These properties included 66 gross productive wells
(9.75 net productive wells) with current net production of approximately 42.18 barrels of oil and 126,000 cubic feet of natural gas per day, and 6 gross (.75 net) non-producing wells.
These properties constituted approximately 90.418% of the gross productive wells (71.17% net productive wells) and approximately
88.68% of the barrels of oil and 59.38% of the cubic feet of natural gas per day produced by all of the Company's oil and gas properties.

A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS INCLUDING THE
REVISIONS HAVE BEEN FURNISHED BY THE COMPANY AND HAVE NOT BEEN
VERIFIED BY ANY INDEPENDENT PETROLEUM ENGINEERS. The Company believes there are no "proved undeveloped reserves."

                                   Total for United States in MCF's
                                  ----------------------------------
                                      March  31        December 31,
                                         1999             1998
                                  ----------------------------------
Beginning of period (Jan. l)          1,160,243         1,293,559
Deduction for sale of leases           (976,459)              -
Adjustment to reserve (1)                   -              (4,284)
Production (total to date)               (6,830)         (129,032)
                                    -----------         ---------
Balance at end of period                176,954         1,160,243
                                    ===========        ==========

(1) Based on reevaluation of estimated reserves by the Company. The estimates were based on current production levels of all properties.






            GLADSTONE RESOURCES, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                         March 31, 1999



NOTE 6 - FEDERAL AND STATE INCOME TAXES

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:

                                                  1998
Tax expense (benefit) at                       ---------
  statutory rate                               $ (73,135)
Non-deductible items                              34,158
Change in valuation allowance                     37,677
                                               ---------
Provision for income tax                       $  (1,300)
                                               =========

The components of the Company's deferred income taxes for 1998 are as follows:

                                                 1998
                                               ---------
Amortization of asset cost                     $ (5,556)
Depreciation                                     11,323
Cost depletion                                  (61,237)
Intangible development costs                     29,540
Impairment of asset value                        27,292
Net operating loss carryforward                  43,150
Valuation allowance                             (44,512)
                                               --------
Total                                          $    -
                                               ========

Net operating loss deductions and credits carryforward consists of the following:

          From year     Year
           ended       Expires     Losses      Credit
          --------    --------     --------    ------
          12-31-84    12-31-99     $   -       $ 384
          12-31-94    12-31-09      100,759       -
          12-31-97    12-31-12       57,877       -
          12-31-98    12-31-13      129,028       -
                                   --------    -----

                                   $287,664    $ 384
                                   ========    =====

Utilization of losses will be limited due to change of control which occurred in this period.

The Company files a consolidated tax return.

At December 31 1998, there was $289,609 of statutory depletion carryforward to 1999.

At December 31 1998, there was a Section 179 depreciation carryforward of $55,000 to 1999.


NOTE 7 - COMMITMENT AND CONTINGENCY

At March 31, 1999, the Company had no material commitments.






            GLADSTONE RESOURCES1 INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999


NOTE 8 - COMMON STOCK

Currently the Company's common stock is not traded on any exchange or automated quotation system.

At March 31, 1999, there were no outstanding stock options issued by the Company.

The following shares of common stock were outstanding for the periods under report.


                                     March 31,    December 31,
                                       1999           1998
                                   ----------     ------------
   Common stock, no par value      4,244,060       4,244,060


NOTE 9 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters included the following:

1.  Year 2000 Readiness Disclosure
    ------------------------------
   Like all entities, the Company is exposed to risks associated with the Year 2000 issue which affects computer software and hardware; transactions with customers, vendors and other
   entities; and equipment dependent on microchips. The Company has begun but not yet completed the process of identifying and remediating potential Year 2000 problems. It is not
   possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the
   Year 2000 problem could have negative effects on the
   Company's financial condition and results of operations in the near term.


2.  Major Customers
    ---------------
   In 1998, the Company had two customers which represented 47%
   and 23% of their total revenue.


NOTE 10 - RENT EXPENSE

The Company currently does not pay any rent. The Company does not have a commitment on a lease contract. Rent expense for 1998 was $6,606.






                             Item 2.
                    Gladstone Resources, Inc.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



     This quarterly report on form 10-Q of the Company contains
"forwarding-looking statements" within the meaning of, Section
27a of the Securities Act of 1933, as amended (the "Securities
Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and
"intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Forward-Looking Information - Cautionary
Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS ENDED
MARCH 31, 1999 AND 1998

     SALE OF PROPERTIES. On January 19, 1999, the Company sold its oil and gas properties in Schleicher and Kent Counties, Texas
(the "Properties Sale") to EXCO Resources, Inc., a Texas corporation ("EXCO"). These properties included 66 gross productive wells (9.75 net productive wells) with current net production of approximately 42.18 barrels of oil and 126,000 cubic feet of natural gas per day, and 6 gross (.75 net) non-producing wells. These properties constituted approximately
90.418% of the gross productive wells (71.17% net productive wells) and approximately 88.68% of the barrels of oil and 59.38% of the cubic feet of natural gas per day produced by all of the Company's oil and gas properties. The Company's results of operations were significantly affected by the Properties Sale.

     REVENUES. Revenues for the three month period ended March
31, 1999 were $8,139 compared with $84,527 for the corresponding period in 1998, a 90% decrease. These decreases in revenues were primarily a result of the Properties Sale, which was effective as of October 1, 1998.

     COSTS AND EXPENSES. Costs and expenses for the three month period ended March 31, 1999 decreased $20,759, or 40%, to $26,727 versus $51,313 for the corresponding period of 1998. Decreases in most expense items were primarily a result of the Properties Sale during the current period. General and administrative expenses increased due to the addition of an officers and directors insurance policy that had not previously been carried. Legal, auditing, and accounting fees increased $13,099, or 257%, from $5,093 in the first quarter of 1998 to $18,192 in the first quarter of 1999, due to improving reporting procedures in readiness of future activities.



     NET INCOME (LOSS). The Company had a net loss for the quarter ended March 31, 1999 of ($26,727) compared to the net loss of ($4,375) for the corresponding quarter of 1998, representing ($.01) and ($.01) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating and capital expenditure requirements to date principally through cash flow from operations.

     Cash increased $280,442 to $303,814 at March 31, 1999, from
$23,372 at December 31, 1998, as a result of the Properties Sale.
The sale price was $315,000, and has been utilized for the payment of expenses with the remainder being invested in a money market savings until it can be used for future acquisitions.
Accounts receivable decreased $38 to $6,091 from $6,129 during the corresponding periods, and accounts payable decreased $16,397 to $5,332 from $21,729. The increase in cash as well as the decrease in accounts payable is primarily due to the Properties
Sale in the current period.

     Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the three-month period ended March
31, 1999 was ($18,737) or (.01) per share compared to $25,485, or
 .01 per share for the corresponding period of 1998. Management is of the opinion that any significant acquisitions, projects or drilling and/or recompletion work will require debt and/or equity financing. The Company plans to raise capital through a private offering to qualified investors with the capital raised being used to acquire oil and gas properties to increase and solidify the company's cash flow and reserve base. There is no assurance that the Company will be able to obtain debt and/or equity financing for any significant activities.

     As of the date of this report, the Company did not have bank credit facilities.

INFLATION AND CHANGING PRICES

     The impact of inflation, as always, is difficult to assess.
During the three years ended December 1998 and the three months ended March 31, 1999, the oil and gas industry remained depressed. As a result, the Company experienced continued weakness in demand and in prices received for its oil and gas production. The general softening of the market has, however, also reduced the cost of labor, materials, contract services, and other operating costs. The Company cannot anticipate whether the present trend of low inflation will remain; however, a sudden increase in inflation and/or an increase in operating costs coupled with a continuation of low oil prices could have an adverse effect on the operations of the Company.

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

   The Company has undertaken an inventory of its financial software and hardware systems for Year 2000 readiness. The
Company used an outside consultant to assist in this review. The outside consultant has completed his review and identified the required upgrades. All required upgrades to the Company's financial software and hardware system are expected to be complete by October 30, 1999. The cost of the outside consultant, as well as the cost of upgrades, is expected to be minimal.

   The failure to remediate critical systems (software or hardware), or the failure of a material third party to resolve critical Year 2000 issues could have a serious adverse impact on the Company's ability to continue operations and meet obligations. Any Year 2000 problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through an inability of the




Company's customers to take delivery or to process payment. At the current time, the Company believes that any interruption in operation will be minor and short-lived. However, until the Company's review has progressed, it is impossible to accurately identify the risks, quantify potential impacts or establish a contingency plan. The Company currently intends to complete its contingency planning by October 30, 1999.




                   Part II. Other Information


Item 6. Exhibits and Reports on From 8-K
----------------------------------------

     (a)  Exhibits

         27.1 Financial Data Schedule

     (b)  Reports on Form 8-K - The Company filed one Report on Form 8-
          K during the three months ended March 31, 1999. On January 19,
          1999, the Company filed a Report on From 8-K reporting a change of control of the Registrant, the disposition of assets, and the change of address of Registrant's principal executive offices.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLADSTONE RESOURCES, INC.



Date: May 17, 1999                 By: /s/ KATHERINE R. MURPHY
                                    ------------------------------
                                    Katherine R. Murphy, Treasurer


