Form 10-Q
period 1999-06-30
GLADSTONE ENERGY INC
filed 1999-08-20
CIK 41656

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  June 30, 1999

                                  OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                    Commission File Number:  1-1525

                        GLADSTONE ENERGY, INC.
        (Exact name of registrant as specified in its charter)


             Delaware                        91-0234563
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

        3500 Oak Lawn Ave
            Suite 590
          Dallas, Texas                        75219
(Address of principal executive offices)     (Zip Code)

                            (214) 528-9620
         (Registrant's telephone number, including area code)

                       GLADSTONE RESOURCES, INC.
                             (Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]    NO [  ]



         Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 1999.

            Class:  Common Stock, $.001 par value per share
               Outstanding at June 30, 1999:  4,244,060

                        GLADSTONE ENERGY, INC.

                                 INDEX

                                                             Page
Part 1    Financial Information                             Number
-------------------------------                             -------

Item 1.   Financial Statements                                 2

          Balance Sheets -
          June 30, 1999 and December 31, 1999                  3

          Statements of Operations -
          For the Three Months and Six Months Ended
          June 30, 1999 and 1998                               4

          Statements of Stockholders'
          Equity For the Six Months Ended June 30, 1999
          and the Year Ended December 31, 1998                 5

          Statements of Cash Flow -
          For the Six Months Ended June 30, 1999 and 1998      6

          Notes to Financial
          Statements(unaudited)                                7


Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations                 12

Part II.  Other Information:
----------------------------

Item 4.   Submission of Matters to a Vote of Security
           Holders                                           15


Item 5.   Other Information                                  17


Item 6.   Exhibits and Reports on Form 8-K                   17


Signatures

                                PART I

                         FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 GLADSTONE ENERGY, INC. BALANCE SHEETS
                At June 30, 1999 and December 31, 1998

                                ASSETS
                                              June 30,    December 31,
                                                 1999          1998
                                              ---------     ----------
Current assets:
      Cash                                     $ 840,322     $  23,372
      Accounts receivable                         42,732         6,129
                                               ---------     --------
         Total current assets                    850,017        29,501
                                              ----------     ---------
Property and equipment:
      Gas and oil properties (successful
         efforts method)                         914,537     1,754,651
      Unproved oil and gas properties            116,312        56,584
      Field equipment                             17,128        17,128
                                              ----------     ---------
                                               1,047,977     1,828,363
      Less accumulated depletion and
       depreciation                             (426,501)    (280,631)
                                              ----------     ---------

         Total property and equipment            621,476       547,732
                                              ----------      --------

Other assets:
 Cost on excess of amount assigned to
  net assets of subsidiary at date
  of acquisition                                 337,000       337,000
 Less accumulated amortization                  (297,607)     (293,783)
                                              ----------     ---------
                                                  39,393        43,217
                                              ----------    ----------
                                              $1,543,923    $  620,450
                                               =========    ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                            $  538,220     $  21,729
  Working interest owner's drilling
    prepayments                                  467,154            --
                                              ----------     ---------
  Total current liabilities                    1,005,374        21,729
                                              ----------     ---------

Deferred income taxes                                 --            --

Stockholders' equity:
 Common stock                                    150,000       150,000
 Capital in excess of stated value             1,230,134     1,230,134
 Retained earnings (deficit)                    (841,585)     (781,413)
                                              ----------     ---------
                                                 538,549       598,721
                                              ----------     ---------

                                              $1,543,923     $ 620,450
                                              ==========     =========


                        See accompanying notes
                                Page 3

            GLADSTONE ENERGY, INC. STATEMENTS OF OPERATIONS
   For the three months and six months ended June 30, 1999 and 1998




                                                For the three months      For the six months
                                                   ended June 30,           ended June 30,
                                              -----------------------     ------------------------
                                                1999         1998            1999          1998
                                              ----------     ---------    ---------     ----------
      Sales:
         Gas and oil                           $  52,121     $ 59,765      $  60,270     $ 144,292
      Cost of sales:                           ---------     --------      ---------     ---------
         Production taxes                          5,626        2,668          6,250         6,312
         Well operating expense                   10,585       26,385         14,273        60,330
                                               ---------     --------      ---------     ---------
                                                  16,211       29,053         20,523        66,642
                                               ---------     --------      ---------     ---------
      Gross profit on sales                       35,910       30,172         39,737        77,650
                                               ---------     --------      ---------     ---------
      Expenses:
         Dry hole and abandonment loss
         (recovery)                               (1,685)     179,629         (5,032)      193,255
         Depletion                                13,292       22,187         19,430        48,331
         Depreciation and amortization             1,972        2,220          3,824         5,867
         General and administrative               18,780        2,445         26,499         5,179
         Taxes                                       108           43            108           112
         Legal, auditing and accounting           41,975        5,860         60,167        10,953
                                               ---------    ---------      ---------     ---------
                                                  74,442      212,384        104,996       263,697
                                               ---------    ---------      ---------     ---------

      Net income (loss) from operations          (38,532)    (181,672)       (65,259)     (186,047)


      Other income:
         Interest income                           4,549        1,434          5,087         2,870
         Net unrealized gain (losses)
              on marketable securities                --      (32,500)            --       (59,384)
                                               ---------    ---------      ---------     ---------
         Income (loss) before taxes              (33,983)    (212,738)       (60,172)     (242,561)
         Income taxes                                 --       (3,367)            --        (1,300)
                                               ---------    ---------      ---------     ---------

      NET INCOME (LOSS)                        $ (33,983)   $(209,371)     $ (60,172)    $(241,261)
                                               =========    =========      =========     =========

      Earnings per share:
         Basic earnings per share              $   (0.01)   $   (0.05)      $  (0.01)    $   (0.06)
                                               =========    =========       ========     =========

         Diluted earnings per share           $    (0.01)  $    (0.05)      $  (0.01)    $   (0.06)
                                              ==========     ========       ========     =========





                        See accompanying notes
                                Page 4

                        GLADSTONE ENERGY, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY
                For the six months ended June 30, 1999
                 and the year ended December 31, 1998


                                             Capital in
                                              Excess of      Retained
                                  Stated       Stated        Earnings
                                 Value (A)      Value       (Deficit)         Total
                                 ---------    ----------    ----------     ------------
Balance at December 31, 1997      $ 150,000   $1,230,134     $(295,146)     $ 1,084,988

Net loss for the year 1998               --           --      (486,267)        (486,267)
                                 ----------   ----------     ---------     ------------
Balance at December 31, 1998        150,000    1,230,134      (781,413)         598,721

Net loss for the period                  --          --        (60,172)         (60,172)
                                 ----------   ----------     ---------     ------------

Balance at June 30, 1999         $  150,000    $1,230,134    $(841,585)     $   538,549
                                 ----------     ----------   ---------      -----------


(A)  Common stock consisted of no par value shares only at December
     31, 1997, December 31, 1998 and June 30, 1999. At June 30, 1999,
     there were 6,000,000 shares authorized and 4,244,060 shares issued and outstanding. The stated value at June 30, 1999 for all outstanding shares is $150,000. All share numbers and the common stock description are prior to the Company's 1 for 5 reverse stock split effective August 10, 1999 and the reincorporation of the Company in Delaware on August 13, 1999. See NOTE 13 - SUBSEQUENT EVENTS.


                        See accompanying notes
                                Page 5

                        GLADSTONE ENERGY, INC.
                       STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 1999 and 1998


                                                                        For the six months
                                                                           ended June 30,
                                                                     ----------------------------
                                                                         1999          1998
                                                                     ------------   -------------
Cash flows from operating activities:
      Net earnings (loss)                                             $ (60,172)     $  (241,261)
        Adjustments to reconcile net earning to net
        cash provided by (to) operating activities:
           Depreciation, depletion and amortization                      23,254           54,198
           Decrease in accounts receivable                              (36,603)          28,989
           Marketable securities unrealized loss                             --           59,384
           Decrease in oil and gas properties                                --           58,969
           Increase (decrease) in accounts payable                      516,491           10,884
           Prepayments from working interest owners                     467,154               --
           Increase (decrease) in deferred taxes                            --            (1,300)
                                                                      ---------      -----------
         Net cash from (to) operating activities                        910,124          (30,137)
                                                                      ---------      -----------
Cash flows from (to) investing activities:
      Sale of oil and gas properties                                    315,000               --
      Investment in oil and gas properties                             (408,174)         (30,572)
                                                                      ---------      -----------
      Net cash (to) from investing activities                           (93,174)         (30,572)
                                                                      ---------      -----------
Net increase in cash                                                    816,950          (60,709)
                                                                      ---------      -----------
Cash at beginning of period                                              23,372          114,071
                                                                      ---------      -----------

Cash at end of period                                                 $ 840,322      $    53,362
                                                                      ----------     -----------


Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest                                                     $       --     $        --
                                                                      ==========     ===========
         Federal income taxes                                         $       --     $        --
                                                                      ==========     ===========




                   See accompanying notes
                           Page 6

          NOTES TO FINANCIAL STATEMENTS (Unaudited)
                   GLADSTONE ENERGY, INC.
                        June 30, 1999



NOTE 1 - ORGANIZATION

Gladstone Energy, Inc. (the "Company") (formerly known as Gladstone Resources, Inc.) is a Delaware corporation whose predecessor was incorporated in the State of Washington on July 19, 1916. In March, 1973, the Company acquired 100% ownership of Brooks NM, Inc., a Texas corporation (which changed its name to NM Corporation). The Company merged NM Corporation back into the Company on August 10, 1999. The Company reincorporated as a Delaware corporation on August 13, 1999. The Company sells oil and gas in Texas and New Mexico.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On an accrual basis, the Company uses the successful efforts method of accounting. The method follows the premise that an enterprise is to capitalize only those costs it incurs that directly result in an asset has future benefits measured in terms of future cash flows.

For purpose of consolidation all intercompany transactions have been eliminated.

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 1999, or December 31, 1998. There were no significant non-cash investing or financing activities during the periods ended June 30, 1999 and December 31, 1998.

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

NOTE 3 - MARKETABLE (TRADING) SECURITIES
Cost and fair market value of marketable securities at June
30, 1999, and December 31, 1998, are as follows:


                                         Gross
                                       Unrealized         Fair
June 30, 1999              Cost        Gain (Loss)       Value
------------------       --------      -------------     ------
Trading Securities:
  Equity (common)
   securities            $109,071      $ (109,071)       $   --

December 31, 1998
-------------------
Trading Securities:
  Equity (common)
   securities             109,071        (109,071)           --


NOTE 4 - ACCOUNTS RECEIVABLE

Of the net revenue interest amount of $42,732 due from oil and gas sales at July 10, 1999, $21,195 has been received from the operators as of the date of this report. The sales to the customers are on open accounts receivable, which are unsecured.


NOTE 5 - PROPERTY AND EQUIPMENT

Gas and oil properties
----------------------

In March 1973, the Company acquired 100% of Brooks NM, Inc.
(NM Corporation), a Texas corporation, in exchange for 453,000 shares of common stock. On August 10, 1999, NM
Corporation was merged into the Company.

The Company owns a 28.71% net revenue interest in 5 producing gas wells in San Juan County, New Mexico. In
1994, the Company participated in a re-entry well drilled to replace a shut-in well. The new well began production in October 1994.

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

The Company closed, on July 15, 1999, with an effective date of May 1, 1999, an acquisition of 12.25% working interest in the Right Hand Creek Field located in Beauregard and Allen Parishes of Louisiana (collectively, the " Right Hand
Creek Properties"). The Right Hand Creek Properties include 6 gross productive wells (.735 net productive wells) with current net production of approximately 55 barrels of oil and no cubic feet of natural gas per day, 1 injection well, and 2 gross (.245 net) non producing wells that will require recompletions and/or workovers. The Right Hand Creek Properties include 725.3 gross (88.85 net) developed acres and 234.22 gross
(28.69 net) undeveloped acres. Based on independent engineering estimates as of June 1, 1999, the Right Hand Creek Properties are estimated to contain 956,097 gross (85,396 net) barrels of oil and no gross or net million cubic feet of natural gas or proved reserves.

A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS INCLUDING THE REVISIONS HAVE BEEN FURNISHED BY THE COMPANY
AND HAVE  NOT BEEN VERIFIED BY     ANY INDEPENDENT PETROLEUM
ENGINEERS. The Company believes there were no "proved undeveloped reserves" at June 30, 1999.

                                 Total for United States in MCF's
                                  ------------------------------
                                     June 30       December 31
                                      1999              1998
                                  ------------   ---------------
Beginning of period (Jan. 1)         1,160,243       1,293,559
Deduction for sale of leases          (976,459)             --
Purchase of reserves                   512,376              --
Adjustment to reserve (1)                   --          (4,284)
Production (total to date)             (17,089)       (129,032)
                                 -------------   -------------
Balance at end of period               679,074       1,160,243
                                 =============   =============

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


NOTE 6 - FEDERAL AND STATE INCOME TAXES

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:
                                                    1998
                                               -----------
Tax expense (benefit) at statutory rate        $   (73,135)
Non-deductible items                                34,158
Change in valuation allowance                       37,677
                                               -----------
Provision for income tax                       $    (1,300)
                                               ===========
The components of the Company's deferred
   income taxes for 1998 are as follows:            1998
                                               -----------
Amortization of asset cost                     $    (5,556)
Depreciation                                        11,323
Cost depletion                                     (61,237)
Intangible development costs                        29,540
Impairment of asset value                           27,292
Net operating loss carryforward                     43,150
Valuation allowance                                (44,512)
                                               -----------
Total                                          $        --
                                               ===========

Net operating loss deductions and credit carryforward consists of the following:

 From year            Year
   ended            Expires        Losses       Credit
-----------         ---------      -------      -------
  12-31-84          12-31-99      $      --     $   384
  12-31-94          12-31-09        100,759
  12-31-97          12-31-12         57,877
  12-31-98          12-31-13        129,028
                                  ---------    --------
                                  $ 287,664    $    384
                                  =========    ========


Utilization of losses will be limited due to change of control which occurred in this period.
The Company has filed a consolidated tax return in prior years.

At December 31, 1998, there was $289,609 of statutory depletion carryforward to 1999.

At December 31, 1998, there was a Section 179 depreciation carryforward of $55,000 to 1999.

NOTE 7 - COMMITMENT AND CONTINGENCY


At June 30, 1999, the Company had committed to acquire the 12.25% working interest in the Righthand Creek field in Louisiana for a purchase price of $349,125, of which $230,000 would be funded by a bank loan.


NOTE 8 - COMMON STOCK
Currently the Company's common stock is not traded on any exchange or automated quotation system.

At June 30, 1999, there were no outstanding stock options issued by the Company.

The following shares of common stock were outstanding for the periods under report.

                                  June 30     December 31
                                    1999         1998
                                 -----------  ------------
Common stock, no par value         4,244,060    4,244,060


All share numbers and common stock description are prior to the Company's 1 for 5 reverse stock split effective August 10, 1999 and the reincorporation of the Company in Delaware on August 13, 1999. See NOTE 13 - SUBSEQUENT EVENTS.

NOTE 9 - SIGNIFICANT ESTIMATE AND CONCENTRATIONS
Generally accepted accounting principals require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters included the following:

1.  Year 2000 Readiness Disclosure
     Like all entities, the Company is exposed to risks associated with the Year 2000 issue which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company has begun but not yet completed the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the Year 2000 problem could have negative effects on the Company's financial condition and results of the operations in the near term.

2.  Major Customers
     In 1998, the Company had two customers which represented 47% and 23% of their total revenue.


NOTE 10 - RENT EXPENSE

The Company is renting space from Humphrey Oil Corporation at a rate of $500 per month and $75 per month for telephone and fax service. The Company does not have a commitment on a lease contract. Rent expense for 1998 was $6,606.


NOTE 11 - ACQUISITION OF PROPERTIES

     The Company closed, on July 15, 1999, with an effective date of May 1, 1999, an acquisition of 12.25% working interest in the Right Hand Creek Field located in Beauregard and Allen Parishes of Louisiana (collectively, the "Right Hand Creek Properties") from
Humphrey Oil Interests, L.P., a Texas limited partnership ("Humphrey") (Charles B. Humphrey, a Director of the Company, is the limited partner in Humphrey and President of Humphrey Oil Corporation, its general partner) being 50% of the interest acquired by Humphrey from EXCO Resources, Inc. effective May 1, 1999. The Right Hand Creek Properties include 6 gross productive wells (.735 net productive wells) with current net production of approximately 55 barrels of oil and 2 gross (.245 net) non producing wells that will require recompletions and/or workovers. The Right Hand Creek Properties include 725.3 gross (88.85 net) developed acres and 234.22 gross (28.69 net) undeveloped acres. Based on independent engineering estimates as of June 1, 1999, the Right Hand Creek Pproperties are estimated to contain 956,097 gross (85,396 net) barrels of oil and no gross or net million cubic feet of natural gas or proved reserves. The aggregate purchase price paid for the Right Hand Creek Properties was $349,125. The Company borrowed $230,000 of the purchase price under a new credit facility and the balance of the purchase price was paid out of working capital.

NOTE 12 - CREDIT AGREEMENT

     On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

     The Credit Facility consists of a regular revolver which at July 15, 1999, had a borrowing base of $230,000. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in certain oil and natural gas working interests in the Right Hand Creek Properties.

     The Credit Facility provides that the unpaid principal balance of the loans shall bear interest, payable as it accrues on the 1st day of each month, commencing September 1, 1999, and at maturity (stated or by acceleration), at a rate per annum equal to the lesser of the (i) Highest Lawful Rate or (ii) 1% over the CBIR rate from time to time in effect, as therein defined. The Credit Facility also permits the Company to repay and reborrow amounts under the Credit Facility without any penalty, thereby, allowing the Company the flexibility to utilize any available cash to reduce its outstanding indebtedness and thus, its cost of borrowed funds.

     Under the terms of the Credit Facility, the Company must not permit its Current Ratio (as defined) of Current Assets (as defined) to its Current Liabilities (as defined) to be less than 1.25 to 1.0 at any time. Furthermore, the Company must not permit its Tangible Net Worth (as defined) to be less at any time than $1.00 plus (i) 50% of positive Net Income (as defined) for all quarterly periods ending subsequent to Decemeber 31,, 1998, plus (ii) 100% of any Equity Infusions (as defined) to Debt Service (as defined) to be less than
1.25 to 1.0, determined as of the end of each fiscal quarter of the Company on or after September 30, 1999.

     A new Borrowing Base shall be determined as of each April 1 and October 1 during the Revolving Credit Period (the "semi-annual determinations"), or at such other or additional times during the Revolving Credit Period as the Lender in its reasonable discretion and at its sole cost may elect ("discretionary determinations"), and the Lender shall determine a new Borrowing Base at such additional times, but no more often than one (1) time in any 12-month period without Lender's consent, as the Company may request ("Borrower requested determinations").

     The Borrowing Base shall be automatically reduced as of the 1st day of each month commencing February 1, 2000, and continuing through the Revolving Credit Period. The initial monthly reduction shall be in the amont of $5,000 per month. At the time of each new semi-annual determination, the Lender, in its sole discretion may increase or decrease the amount of such monthly reduction. If a Borrowing Base Deficiency (as defined) exists after giving effect to a redetermination, then the Company must either (i) prepay the principal of the outstanding Loans or (ii) cause to be created first and prior perfected Liens (subject only to Permitted Liens, as defined) in favor of the Lender, by instruments satisfactory to the Lender, onn producing oil and gas properties, which in the opinion of the Lender would increase the Borrowing Base by an amount sufficient, in combination with clause (i) preceding, to eliminate such Borrowing Base deficiency.

     The Credit Facility contains a number of convenant affecting the Company's liquidity and capital resources, including restrictions a the Company's ability
(i) to incur indebtedness other than (a) under the Credit Facility or (b) Permitted Indebtedness, as defined, or (ii) to pledge assets outside of the Credit Facility, other than Permitted Liens, and with respect to the Company's maintenance of a minimum net worth.

NOTE 13 - SUBSEQUENT EVENTS

      At the Company's Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's Restated Articles of Incorporation authorizing a 1 for 5 reverse stock split, which became effective August 10, 1999. All share and per share numbers contained herein are prior to and without giving effect to the reverse stock split.

     On August 10, 1999, the Company changed its name to Gladstone Energy, Inc. and merged its wholly owned subsidiary, NM Corporation, into the Company.

     At the Company's 1999 Annual Meeting of Stockholders, the stockholders of the Company also approved the merger of the Company into a wholly-owned subsidiary of the Company organized under the laws of the State of Delaware ("Gladstone-Delaware") in order to effect the change of the Company's state of incorporation from Washington to Delaware (the "Reincorporation"). In connection with the Reincorporation, the stockholders adopted provisions of the Certificate of Incorporation of Gladstone-Delaware which, among other provisions, authorizes up to 10 million shares of common stock, par value $.001 per share and up to 5 million shares of preferred stock, par value
$.001 per share. The Reincorporation occurred on August 13, 1999. In the Reincorporation, each outstanding share of the Company's common stock, no par value (after giving effect to the reverse stock split) was automactically converted into one share of the common stock, par value
$.001 of Gladstone-Delaware.

                           Item 2.
                  Gladstone Energy, Inc.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



     This quarterly report on form 10-Q of the Company contains "forwarding-looking statements" within the meaning of, Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information - Cautionary Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

Results of Operations - Comparison of Three Month Periods and
-------------------------------------------------------------
Six Month Periods Ended June 30, 1999 and 1998
----------------------------------------------

     Sale and Acquisition of Properties. On January 19, 1999, the Company sold its oil and gas properties in Schleicher and Kent Counties, Texas (the "Properties Sale") to EXCO Resources,
Inc., a Texas corporation ("EXCO"). These properties included
66 gross productive wells (9.75 net productive wells) with current net production of approximately 42.18 barrels of oil and 126,000 cubic feet of natural gas per day, and 6 gross (.75 net) non-producing wells. These properties constituted approximately 90.418% of the gross productive wells (71.17% net productive wells) and approximately 88.68% of the barrels of oil and 59.38% of the cubic feet of natural gas per day produced by all of the Company's oil and gas properties. The Company's results of operations were significantly affected by the Properties Sale.

     The Company closed, on July 15, 1999, with an effective date of May 1, 1999, an acquisition of 12.25% working interest in the Right Hand Creek Field located in Beauregard and Allen Parishes of Louisiana (collectively, the "Right Hand Creek Properties") from Humphrey Oil Interest, L.P., a Texas limited partnership ("Humphrey")(Charles B. Humphrey, a Director of the Company, is the limited partner in Humphrey and President of Humphrey Oil Corporation, its general partner) being 50% of the interest acquired by Humphrey from EXCO Resources, Inc. effective May 1, 1999.
The Right Hand Creek Properties include 6 gross productive wells
(.735 net productive wells) with current net production of approximately 55 barrels of oil and no cubic feet of natural gas per day, 1 injection well, and 2 gross (.245 net) non producing wells that will require recompletions and/or workovers. The Right Hand Creek Properties include
725.3 gross (88.85 net) developed acres and 234.22 gross (28.69 net) undeveloped acres. Based on independent engineering estimates as of June 1, 1999, the Right Hand Creek Properties are estimated to contain 956,097 gross (85,396 net) barrels of oil and no gross or net million cubic feet of natural gas or proved reserves. The Company's revenues were significantly affected by the acquisition.

     Net Income (Loss). The Company had a net loss for the three month period ended June 30, 1999 of $33,983 compared to the net loss of $209,371 for the corresponding quarter of 1998, representing ($.01) and ($.05) per share, respectively.
The Company had a net loss for the six month period ended
June 30, 1999 of $60,172 compared to the net loss of $241,261 for the corresponding six month period of 1998. These amounts represented ($.01) and ($.06) per share, respectively.

     Revenues.  Revenues for the three month period ended
June 30, 1999 were $52,121 compared with $59,765 for the corresponding period in 1998, a 13% decrease. Revenues for the six month period ended June 30, 1999 were $60,260 compared with $144,292 for the six month period ended June
30, 1998, a 59% decrease. These decreases in revenues were primarily a result of the Properties Sale, which occurred in the first quarter of 1999. However, revenues increased from $8,139 in the first quarter of 1999, to $52,121, a 640%
increase, primarily due to The Right Hand Creek Properties acqisition and oil price increases during the second quarter.

     Costs and Expenses. Costs and expenses for the three month period ended June 30, 1999 decreased $137,942, or 65%, to $74,442 versus $212,384 for the corresponding period of 1998. Costs and expenses for the six month period ended June 30, 1999 decreased $158,701 or 60%, to $104,996 versus $263,697 for the corresponding period of 1998. Decreases in most expense items were primarily a result of the Properties Sale during the period. General and administrative, legal, auditing, and accounting fees increased $52,450 and $70,534 respectively for the three month period ended June 30, 1999, and the six month period ended June 30, 1999, from the corresponding periods of 1998. These amounts represent a 731% increase, from $8,305 in the three month period ended June 30, 1998, and a 537% increase, from $16,132 for the six month period ended
June 30, 1998. The increases are due to improving reporting procedures in readiness of future activities as well as preparation for the annual stockholders meeting, the reincorporation of the Company in the State of Delaware and the one for five reverse stock split.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its operating and capital expenditure requirements to date principally through cash flow from operations.

     Cash increased $816,950 to $840,322 at June 30, 1999,
from $23,372 at December 31, 1998, as a result of the Properties Sale and the prepayment by participating parties of the Cache Creek #1 well. The sale price received in the Properties Sale was $315,000, and has been utilized for the payment of expenses with the remainder being invested in a money market savings until it can be used for future acquisitions.
The amount of participating parties prepayment of drilling costs for the Cache Creek #1 well was $613,499. Accounts receivable increased
$36,603 to $42,732 from $6,129 during the six months ended June 30, 1999 and accounts payable increased $516,491 to $538,220 from $21,729 during the six months ended June 30, 1999. The increase in accounts receivable is primarily due to the Right Hand Creek Properties acquisition as well as higher oil prices for the period, while the increase in accounts payable is primarily due to the accrual for the acquisition price of $349,125 for the Right Hand Creek Properties, which acquisition did not close until July 15, 1999, and to the drilling of the Cache Creek #1 well.

     Earnings before interest, taxes, depreciation,
depletion and amortization ("EBITDA") for the three-month
period ended June 30, 1999 was ($23,268) or (.01) per share
compared to ($157,265), or ($.04) per share for the
corresponding period of 1998.    EBITDA for the six-month
period ended June 30, 1999 was ($42,005) or ($.01) per share compared to ($131,849), or ($.03) for the corresponding period of 1998. Management is of the opinion that any significant acquisitions, projects or drilling and/or recompletion work will require debt and/or equity financing.
There is no assurance that the Company will be able to borrow additional amounts under the Credit Facility or obtain other debt and/or equity financing for any significant activities. The Company plans to raise capital through a private offering to qualified investors with the capital raised being used to acquire oil and gas properties to increase and solidify the company's cash flow and reserve base.

     On July 15, 1999, the Company entered into a credit facility
(the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

     The Credit Facility consists of a regular revolver which at July 15, 1999, had a borrowin base of $230,000. The Company borrowed $230,000 under the Credit Facility on July 15, 1999 to pay a portion of the purchase price for the Company's interest in the Right Hand Creek Properties. A porrion of the borrowing base is available for the issuance of letter of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interst in certain oil and natural gas working interests in the Right Hand Creek Properties.

     The Credit Facility provides that the unpaid principal balance of the loans shall bear interest, payable as it accrues on the 1st day of each motnh, commencing September 1, 1999, and at maturity (stated or by acceleration), at a rate per annum equal to the lesser of th (i) Highest Lawful Rate or (ii) 1% over the CBIR rate from time to time in effect, as therein defined. The Credit Facility also permits the Company to repay and reborrow amounts under the Credit Facility without any penalty, thereby allowing the Company the flexibility to utilize any available cash to reduce its outstanding indebtedness and, thus, its cost of borrowed funds.

     Under the terms of the Credit Facility, the Company must not permit its Current Ratio (as defined) of Current Assets (as defined) to its Current Liabilities (as defined) to be less than 1.25 to 1.0 at any time. Furthermore, the Company must not permit its Tangible Net Worth (as defined) to be less at any time than $1.00 plus (i) 50% of positive Net Income (as defined) for all quarterly periods ending subsequent to December 31, 1998, plus (ii) 100% of any Equity Infusions (as defined) occurring subsequent to December 31, 1998. Furthermore, the Company must not permit the ratio of Cash Flow (as defined) to Debt Service (as defined) to be less than 1.25 to 1.0, determined as of the end of each fiscal quarter of the Company on or after September 30, 1999.

     A new Borrowing Base shall be determined as of each April 1 and October 1 during the Revolving Credit Period (the "semi-annual determinations"), or at such other or additional times during the Revolving Credit Period as the Lender in it reasonable discretion and at its sole cost may elect ("discretionary determinations"), and the Lender shall determine a new Borrowing Base at such additional times, but no more often than one (1) time in any 12-month period without Lender's consent, as the Company may request ("Borrower requested determinations").

     The Borrowing Base shll be automatically rduced as of the 1st day of each month commencing February 1, 2000, and continuing through the Revolving Credit Period. The initial monthly reduction shall in the amount of $5,000 per month. At the time of each new semi-annual determination, the Lender in its sole discretion may incrase of decrease the amount of such monthly reduction. If a Borrowing Base Deficiency (as defined) exists after giving effect to a redetermination, then the the Company mut eith (i) prepay the principal of the outstanding Loans or (ii) cause to be created first and prior prefected Liens (subject only to Permitted Liens, as defined) in favor of the Lender, by instruments satisfactory to the Lender, on producing oil and gas properties, which in the opinion of the Lender would increase the Borrowing Base by an amount sufficient, in combination with clause (i) preceding, to eliminate such Borrowing Base deficiency.

     The Credit Facility contains a number of covenants affecting the Company's liquidity and cpital resources, including restrictons on the Company's ability
(i) to incur indebtedness other than (a) under the Credit Facility or (b) Permitted Indebtedness, as defined, or (ii) to pedge assets outside of the Credit Facility, other than Permitted Liens, and with respect to the Company's maintenance of a minimum net worth.

Inflation and Changing Prices
-----------------------------

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

YEAR 2000 READINESS DISCLOSURE
-------------------------------

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

                 PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security
------------------------------------------------------
Holders
-------

     At the Annual Meeting of the Company's shareholders held July 15, 1999, the shareholders approved the following items with the number of votes cast (prior to giving effect to the reverse stock split) for, against, or withheld, and abstentions:

     (1) Directors. The following members were elected to the Board of Directors:

                                                       Votes
                                     VOTES FOR        Withheld
                                   -------------    -----------
          Johnathan M. Hill          3,243,467        1,050
          Charles B. Humphrey        3,243,717          800
          Fred Oliver                3,243,717          800
          H. Wayne Gifford           3,243,717          800
          Katherine R. Murphy        3,243,467        1,050

     (2) Reverse Stock Split. The shareholders voted to amend the Company's Restated Articles of Incorporation to effect a one-for-five reverse stock split of the Company's common stock. The votes were cast as follows:

                    For          Against         Abstain
                   -----        ---------       ---------
                 3,237,717        6,650            150

     (3) Reincorporation. The shareholders voted to approve the merger of the Company into a wholly owned subsidiary of the Company to be organized under the laws of the State of Delaware ("Gladstone-Delaware") in order to effect the change of the Corporation's state of incorporation from Washington to Delaware. The votes were cast as follows:

                    For          Against         Abstain
                   -----        ---------      ----------
                 3,241,192        3,300            25

     (4) Common Stock. The shareholders voted to approve and adopt the provisions of the Certificate of Incorporation of Gladstone-Delaware ("Delaware
          Certificate") which would authorize up to 10 million shares of Common Stock. The votes were cast as follows:

                    For          Against         Abstain
                   -----       ----------      -----------
                 3,238,792        5,700            25

      (5) Preferred Stock. The shareholders voted to approve the provision of the Delaware Certificate which would authorize up to 5 million shares of Preferred Stock. The votes were cast as follows:

                    For          Against         Abstain
                   -----        --------       ----------
                 3,238,792        5,700            25

     (6) Required Shareholder Meetings. The shareholders voted to approve the provision of the Delaware
          Certificate which would require all shareholder action be taken at a shareholder meeting. The votes were cast as follows:

                    For          Against         Abstain
                  ------       ----------       ---------
                 3,240,792        3,700            25

     (7)  Eliminate  Cumulative  Voting.   The  shareholders
          voted  to  approve the provision of  the  Delaware
          Certificate   which  would  eliminate   cumulative
          voting. The votes were cast as follows:

                    For          Against         Abstain
                   -----        --------       ----------
                 3,240,692        3,500            25

     (8) Indemnification. The shareholders voted to approve the provision of the Delaware Certificate which would permit officers and directors to receive indemnification to the fullest extent permitted by Delaware law. The votes were cast as follows:

                    For          Against         Abstain
                   -----        --------        ----------
                 3,224,742       14,350           5,425

     (9) Supermajority Stockholder Approval. The shareholders voted to approve the provision of the Delaware Certificate which would require a 66-2/3% vote of stockholders to amend the provisions of the Delaware Certificate described at (6) and (8) and to amend the Bylaws when shareholder amendments are sought. The votes were cast as follows:

                    For          Against         Abstain
                   -----        --------        ----------
                3,225,442        16,050           3,025

Item 5.   Other Information
---------------------------

      On August 10, 1999, the Company changed its name from Gladstone Resources, Inc. to Gladstone Energy, Inc.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               See exhibit index

          (b)  Reports on Form 8-K - The Company filed one
               Report on Form 8-K during the three months ended June 30, 1999. On May 21, 1999, the
               Company filed an Amended Report on Form 8-K, amending the Report on Form 8-K, Date of Report January 19, 1999, relating to a change of control of the Registrant, the disposition of assets, and the change of address of Registrant's principal executive offices. On July 15, 1999, the Company filed a Report on Form 8-K reporting an acquisition of assets and incurring bank debt.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GLADSTONE ENERGY, INC.



Date:  August 20, 1999           By:  /s/ KATHERINE R. MURPHY
                                     --------------------------
                                     Katherine R. Murphy,
                                     Treasurer

                          EXHIBIT INDEX


Exhibit       Description
-------       -----------

 2.1 Assignment and Bill of Sale made and entered into January 19, 1999, but effective as of October 1, 1998, by and between Gladstone Resources, Inc. and EXCO
               Resources, Inc. incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Exhibit 2.1)

 2.2 Agreement and Plan of Merger entered into August 13, 1999 by and between Gladstone Energy, Inc., a Washington corporation, and Gladstone Energy, Inc., a Delaware corporation, incorporated by reference from the Company's Definitive Schedule 14/A Information, Proxy Statement Pursuant to
               Section 14(a) of the Securities Exchange Act of 1934 for the
               1999 Annual Meeting of Shareholders (the "1999 Proxy
               Statement") (Exhibit A)

 3.1           Certificate of Incorporation of Gladstone Energy, Inc.
               incorporated by reference from the 1999 Proxy Statement
               (Exhibit C)

 3.2           Bylaws (filed herewith)

10.1 Purchase and Sale Agreement between Humphrey Oil Interests, L.P., and Gladstone Resources, Inc., dated July 8, 1999, incorporated by reference from the Report on Form 8-K, Date of Report July 15, 1999 (Exhibit 10.1)

10.2 Credit Agreement between Gladstone Resources, Inc., as Borrower, and Compass Bank, as Lender, dated July 15, 1999, incorporated by reference from the Report on Form 8-K, Date of Report July 15, 1999 (Exhibit 10.2)

10.3 Mortgage and Security Agreement from Gladstone Resources, Inc., as Mortgagee, in favor of Compass Bank, as Lender, dated July 15, 1999 incorporated by reference from the Report on Form 8-K, Date of Report July 15, 1999
               (Exhibit 10.3)

27.1           Financial Data Schedule