Form 10-Q
period 1999-09-30
GLADSTONE ENERGY INC
filed 1999-11-15
CIK 41656

_____________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 1-1525

GLADSTONE ENERGY, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State of Incorporation)	91-0234563 (I.R.S. Employer Identification No.)

3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX (Address of principal executive offices)	75219 (Zip Code)

(214) 528-9710
(Registrant's telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock Par Value $.001 Per Share
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

YES [X] NO [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock at September 30, 1999.
Class:	Common Stock, $.001 par value per share
Outstanding at September 30, 1999: 848,791 shares

Part I. Financial Information Item 1. Financial Statements

GLADSTONE ENERGY, INC. BALANCE SHEETS At September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

ASSETS
	September 30, 1999	December 31, 1998 (Consolidated)
Current assets:
Cash	$ 108,446	$ 23,372
Accounts receivable	99,396	6,129
Total current assets	207,842	29,501
Property and equipment:
Gas and oil properties (successful efforts method)	899,537	1,754,651
Unproved oil and gas properties	75,635	56,584
Field equipment	17,128	17,128
	992,300	1,828,363

Less accumulated depletion and depreciation	(449,564)	(1,280,631)
Total property and equipment	542,736	547,732
Other assets:
Cost in excess of amount assigned to net assets in New Mexico at date of acquisition	337,000	337,000
Less accumulated amortization	(300,161)	(293,783)
Loan origination fees, net of amortization	8,348	-
	45,187	43,217
	$ 795,765	$ 620,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 55,343	$ 21,729
Installment note payable to bank	40,000	-
Working interest owner's drilling prepayments	3,786	-
Total current liabilities	99,129	21,729

Long-term portion of note payable
Installment note payable to bank	190,000	-

Deferred income taxes	-	-

Stockholders' equity:
Common stock	849	150,000
Capital in excess of stated value	1,379,285	1,230,134
Retained earning (deficit)	(873,498)	(781,413)
	506,636	598,721
	$ 795,765	$ 620,450

See accompanying notes

GLADSTONE ENERGY, INC. STATEMENTS OF OPERATIONS For the three months and nine months ended September 30, 1999 and 1998 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998 (Consolidated)	1999	1998 (Consolidated)
Sales:
Gas and oil	$ 82,511	$ 62,615	$ 142,771	$ 206,907
Administrative charges	13,045	-	13,045	-
	95,556	62,615	155,816	206,907
Cost of sales:
Production taxes	9,169	2,817	15,419	9,129
Well operating expense	17,123	31,122	31,396	91,452
	26,292	33,939	46,815	100,581
Gross profit on sales	69,264	28,676	109,001	106,326

Expenses:
Dry hole and abandonment loss	24,764	25,828	19,732	219,083
Depletion	23,063	20,271	42,493	68,602
Prospect expenses	21,115	-	21,115	-
Depreciation and amortization	2,666	3,096	6,490	8,963
General and administrative	18,279	1,896	44,778	7,075
Interest	2,665	-	2,665	-
Taxes	491	240	599	352
Legal, auditing and accounting	12,190	2,414	72,357	13,367
	105,233	53,745	210,229	317,442
	(35,969)	(25,069)	(101,228)	(211,116)

Other income:
Interest income	4,056	649	9,143	3,519
Net unrealized gain (losses) on marketable securities	-	(31,330)	-	(90,714)
Income (loss) before taxes	(31,913)	(55,750)	(92,085)	(298,311)
Income taxes	-	-	-	(1,300)

NET INCOME (LOSS)	$ (31,913)	$ (55,750)	$ (92,085)	$ (297,011)

Earnings per share:

Basic earnings per share (See Note 8)	$ (.04)	$ (.07)	$ (.11)	$ (.35)

Diluted earnings per share (See Note 8)	$ (.04)	$ (.07)	$ (.11)	$ (.35)

See accompanying notes

GLADSTONE ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998 (Audited)

		Capital in
		Excess of	Retained
	Common	Stated	Earnings
	Stock (A)	Value	(Deficit)	Total

Balance at December 31, 1997	$ 150,000	$ 1,230,134	$ (295,146)	$ 1,084,988

Net loss for the year 1998	-	-	(486,267)	(486,267)

Balance at December 31, 1998	150,000	1,230,134	(781,413)	598,721

Net change for the period (A)	(149,151)	149,151

Net loss for the period	-	-	(92,085)	(92,085)

Balance at September 30, 1999	$ 849	$ 1,379,285	$ (873,498)	$ 506,636

(A)

On August 10, 1999, the Company effected a 1 for 5 reverse stock split. On August 13, 1999, the Company reincorporated as a Delaware corporation. Prior to the reverse stock split and reincorporation, Common Stock consisted of no par value shares only. There were 6,000,000 shares authorized and 4,244,060 shares issued and outstanding immediately prior to the 1 for 5 reverse stock split. The stated value for all outstanding shares prior to the 1 for 5 reverse stock split was $150,000. As a result of the reincorporation the Company's authorized capital consists of 10,000,000 shares of Common Stock with par value of $.001 per share and 5,000,000 shares of Preferred Stock with a par value of $.001 per share. At September 30, 1999, there were 848,791 shares of Common Stock outstanding. See NOTE 1 - ORGANIZATION

See accompanying notes

GLADSTONE ENERGY, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)

	1999	1998 (Consolidated)
Cash flows from operating activities:
Net earnings (loss)	$ (92,085)	$ (297,011)
Adjustments to reconcile net earnings to net
Cash provided by (to) operating activities:
Depreciation, depletion and amortization	48,983	77,565
(Increase) decrease in accounts receivable	(93,267)	24,726
Marketable securities unrealized loss	-	90,714
Decrease in oil and gas properties	-	48,626
Increase in accounts payable	33,614	11,943
Prepayments from working interest owners	3,786	-
(Decrease) in deferred taxes	-	(1,300)

Net cash from (to) operating activities	(98,969)	(44,737)

Cash flows from (to) investing activities:
Sale of oil and gas properties	315,000	-
Investment in oil and gas properties	(352,609)	(24,996)

Net cash (to) from investing activities	(37,609)	(24,996)

Cash flows from financing activities:
Proceeds from bank loan	221,652	-

Net increase (decrease) in cash	85,074	(69,733)

Cash beginning of period	23,372	114,071

Cash at end of period	$ 108,446	$ 44,338

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 2,665	$ -

Federal income taxes	$ -	$ -

See accompanying notes

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

NOTE 1 - ORGANIZATION

Gladstone Resources, Inc. (the "Company") was incorporated in the State of Washington on July 19, 1916. In March, 1973, the Company acquired 100% ownership of Brooks NM, Inc., a Texas corporation (now named NM Corporation).

At the Company's Annual Meeting of Stockholders, on July 15, 1999, the stockholders of the Company approved an amendment to the Company's Restated Articles of Incorporation authorizing a 1 for 5 reverse stock split, which became effective August 10, 1999. All share and per share numbers have been adjusted retroactively to record the effects of the reverse split.

On August 10, 1999, the Company changed its name to Gladstone Energy, Inc. and merged its wholly owned subsidiary, NM Corporation, into the Company. All financial information for 1998 is for the Company and its then existing subsidiary, NM Corporation, and is prepared on a consolidated basis.

At the Company's 1999 Annual Meeting of Stockholders, the stockholders of the Company also approved the merger of the Company into a wholly-owned subsidiary of the Company organized under the laws of the State of Delaware ("Gladstone-Delaware") in order to effect the change of the Company's state of incorporation from Washington to Delaware (the "Reincorporation"). In connection with the Reincorporation, the stockholders adopted provisions of the Certificate of Incorporation of Gladstone-Delaware which, among other provisions, authorizes up to 10 million shares of common stock, par value $.001 per share and up to 5 million shares of preferred stock, par value $.001 per share. The Reincorporation occurred on August 13, 1999. In the Reincorporation, each outstanding share of the Company's common stock, no par value (after giving effect to the reverse stock split) was automatically converted into one share of the common stock, par value $.001 of Gladstone-Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On an accrual basis, the Company uses the successful efforts method of accounting. This method follows the premise that an enterprise is to capitalize only those costs it incurs that directly result in an asset that has future benefits measured in terms of future cash flows.

For 1998 financial information only, which is for the Company and its then existing subsidiary, NM Corporation, and which was prepared on a consolidated basis, all intercompany transactions have been eliminated.

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 1999, or December 31, 1998. There were no significant non-cash investing or financing activities during the periods ended September 30, 1999 and December 31, 1998.

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

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

NOTE 3 - MARKETABLE (TRADING) SECURITIES

Cost and fair market value of marketable equity securities at September 30, 1999, and December 31, 1998, are as follows:
Gross
		Unrealized	Fair
September 30, 1999	Cost	Gain (Loss)	Value
Trading Securities:
Equity (common) securities	$ 109,071	$ (109,071)	$ -

December 30, 1998
Trading Securities:
Equity (common) securities	$ 109,071	$ (109,071)	$ -

NOTE 4 - ACCOUNTS RECEIVABLE

Of the net revenue interest amount of $99,396 due from oil and gas sales and joint interest billings as of September 30, 1999, $44,042 has been received from the operators and participants as of the date of this report. The sales to the customers are on open accounts receivable, which are unsecured.

NOTE 5 - PROPERTY AND EQUIPMENT

Gas and oil properties

In March 1973, the Company acquired 100% ownership of Brooks NM, Inc. (NM Corporation), a Texas corporation, in exchange for 453,000 shares of common stock. As of August 10, 1999, NM Corporation was merged with the parent company. The Company currently owns oil and gas interests in Louisiana, New Mexico and Texas.

The Company owns a 28.71% net revenue interest in 5 producing gas wells in San Juan County, New Mexico. In 1994, the Company participated in a re-entry well drilled to replace a shut-in well. The new well began production in October 1994.

Currently, the Company has producing wells in Pecos County in Texas, San Juan County in New Mexico, and in Beauregard and Allen Parishes of Louisiana. On January 19, 1999, the Company sold its oil and gas properties in Schleicher and Kent Counties, Texas to EXCO Resources, Inc., a Texas corporation ("EXCO"). These properties included 66 gross productive wells (9.75 net productive wells) with current net production of approximately 42.18 barrels of oil and 126,000 cubic feet of natural gas per day, and 6 gross (.75 net) non-producing wells. These properties constituted approximately 90.418% of the gross productive wells (71.17% net productive wells) and approximately 88.68% of the barrels of oil and 59.38% of the cubic feet of natural gas per day produced by all of the Company's oil and gas properties held at that time.

The Company closed, on July 15, 1999, an acquisition of 12.25% working interest in the Righthand Creek Field located in Beauregard and Allen Parishes of Louisiana. The effective date of the acquisition was May 1, 1999. The interest consists of 6 producing wells (.735 net productive wells) with current net production of approximately 55 barrels of oil and 3,000 cubic feet of natural gas per day, 1 injection well, and 2 gross (.245 net) non-producing wells. As of the date of this report, the operator is in the process of re-working one of the non-producing wells and is preparing to spud an offset well.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS, INCLUDING THE REVISIONS, HAVE BEEN FURNISHED BY THE COMPANY MANAGEMENT AND HAVE NOT BEEN VERIFIED BY ANY INDEPENDENT PETROLEUM ENGINEERS. The Company believes there are no "proved undeveloped reserves" at September 30, 1999.

	Total for United States in MCF's
	September 30, 1999	December 31, 1998
Beginning of period (January 1)	1,160,243	1,293,559
Purchase of reserves	512,376	-
Deduction for sale of leases	(976,459)	-
Adjustment to reserves (1)	-	(4,284)
Production (total to date)	(56,532)	(129,032)
Balance at end of period	639,629	1,160,243

(1)	Based on reevaluation of estimated reserves by the Company. The estimates were based on current production levels of all properties.

NOTE 6 - FEDERAL AND STATE INCOME TAXES

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:

1998
Tax expense (benefit) at statutory rate	$ (73,135)
Non-deductible items	34,158
Change in valuation allowance	37,677
$ (1,300)

The components of the Company's deferred income taxes for 1998 are as follows:

1998
Amortization of asset cost	$ (5,556)
Depreciation	11,323
Cost depletion	(61,237)
Intangible development costs	29,540
Impairment of asset value	27,292
Net operating loss carryforward	43,150
Valuation allowance	(44,512)
Total	$ -

Net operating loss deductions and credits carryforward consists of the following:
From year	Year
Ended	Expires	Losses	Credit
12-31-84	12-31-99	$ -	$ 384
12-31-94	12-31-09	100,759	-
12-31-97	12-31-12	57,877	-
12-31-98	12-31-13	129,028	-
		$ 287,664	$ 384

Utilization of losses will be limited due to change of control which occurred in this period.

At December 31 1998, there was $289,609 of statutory depletion carryforward to 1999.

At December 31 1998, there was a Section 179 depreciation carryforward of $55,000 to 1999.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

NOTE 7 - COMMITMENT AND CONTINGENCY

At September 30, 1999, the Company had no material commitments.

NOTE 8 - COMMON STOCK

Currently the Company's common stock is not traded on any exchange or automated quotation system.

At September 30, 1999, there were no outstanding stock options issued by the Company.

The following shares of common stock were outstanding for the periods under report.
	September 30, 1999	December 31, 1998
Common stock, no par value		4,244,060
Common stock, $.001 par value	848,791

At the Annual Shareholders' Meeting, held on July 15, 1999, a one for five reverse split was approved, which was effected August 10, 1999.

With the reincorporation to Delaware, 10,000,000 shares of common stock, par value $.001 per share were authorized and 5,000,000 shares of preferred stock, par value $.001, were authorized.

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

NOTE 10 - RENT EXPENSE

The Company currently pays rent of $575.00 per month to Humphrey Oil Corporation, inclusive of phone service. Rent expense through September 30, 1999 was $5,088. The Company does not have a commitment on a lease contract. Rent expense for 1998 was $6,606.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

NOTE 11 - ACQUISITION OF PROPERTIES

The Company closed, on July 15, 1999, with an effective date of May 1, 1999, an acquisition of 12.25% working interest in the Right Hand Creek Field located in Beauregard and Allen Parishes of Louisiana (collectively, the "Right Hand Creek Properties") from Humphrey Oil Interests, L.P., a Texas limited partnership ("Humphrey") (Charles B. Humphrey, a Director of the Company, is the limited partner in Humphrey and President of Humphrey Oil Corporation, its general partner) being 50% of the interest acquired by Humphrey from EXCO Resources, Inc. effective May 1, 1999. The Right Hand Creek Properties include 6 gross productive wells (.735 net productive wells) with current net production of approximately 55 barrels of oil and 2 gross (.245 net) non-producing wells that will require recompletions and/or workovers. The Right Hand Creek Properties include 725.3 gross (88.85 net) developed acres and 234.22 gross (28.69 net) undeveloped acres. Based on independent engineering estimates as of June 1, 1999, the Right Hand Creek Properties are estimated to contain 956,097 gross (85,396 net) barrels of oil and no gross or net million cubic feet of natural gas or proved reserves. The aggregate purchase price paid for the Right Hand Creek Properties was $349,125. The Company borrowed $230,000 of the purchase price under a new credit facility and the balance of the purchase price was paid out of working capital.

NOTE 12 - CREDIT AGREEMENT

On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which at October 1, 1999, had a borrowing base of $230,000. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in certain oil and natural gas working interests in the Right Hand Creek Properties.

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

Under the terms of the Credit Facility, the Company must not permit its Current Ratio (as defined) of Current Assets (as defined) to its Current Liabilities (as defined) to be less than 1.21 for 5.0 at any time. Furthermore, the Company must not permit its Tangible Net Worth (as defined) to be less at any time than $1.00 plus (i) 50% of positive Net Income (as defined) for all quarterly periods ending subsequent to December 31, 1998, plus (ii) 100% of any Equity Infusions (as defined) to Debt Service (as defined) to be less than 1.21 for 5.0, determined as of the end of each fiscal quarter of the Company on or after September 30, 1999.

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

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

The Borrowing Base shall be automatically reduced as of the 1st day of each month commencing February 1, 2000, and continuing through the Revolving Credit Period. The initial monthly reduction shall be in the amount of $5,000 per month. At the time of each new semi-annual determination, the Lender, in its sole discretion may increase or decrease the amount of such monthly reduction. If a Borrowing Base Deficiency (as defined) exists after giving effect to a redetermination, then the Company must either (i) prepay the principal of the outstanding Loans or (ii) cause to be created first and prior perfected Liens (subject only to Permitted Liens, as defined) in favor of the Lender, by instruments satisfactory to the Lender, on producing oil and gas properties, which in the opinion of the Lender would increase the Borrowing Base by an amount sufficient, in combination with clause (i) preceding, to eliminate such Borrowing Base deficiency.

The Credit Facility contains a number of covenant affecting the Company's liquidity and capital resources, including restrictions a the Company's ability (i) to incur indebtedness other than (a) under the Credit Facility or (b) Permitted Indebtedness, as defined, or (ii) to pledge assets outside of the Credit Facility, other than Permitted Liens, and with respect to the Company's maintenance of a minimum net worth.

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

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 1999 and 1998

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

The Company closed, on August 10, 1999, with an effective date of May 1, 1999, an acquisition of 12.25% working interest in the Right Hand Creek Field located in Beauregard and Allen Parishes of Louisiana (collectively, the "Right Hand Creek Properties") from Humphrey Oil Interest, L.P., a Texas limited partnership ("Humphrey") (Charles B. Humphrey, a Director of the Company, is the limited partner in Humphrey and President of Humphrey Oil Corporation, its general partner) being 50% of the interest acquired by Humphrey from EXCO Resources, Inc. effective May 1, 1999. The Right Hand Creek Properties include 6 gross productive wells (.735 net productive wells) with current net production of approximately 55 barrels of oil and no cubic feet of natural gas per day, 1 injection well, and 2 gross (.245 net) non-producing wells that will require recompletions and/or workovers. The Right Hand Creek Properties include 725.3 gross (88.85 net) developed acres and 234.22 gross (28.69 net) undeveloped acres. Based on independent engineering estimates as of June 1, 1999, the Right Hand Creek Properties are estimated to contain 956,097 gross (85,396 net) barrels of oil and no gross or net million cubic feet of natural gas or proved reserves. The Company's revenues were significantly affected by the acquisition.

Net Income (Loss). The Company had a net loss for the three month period ended September 30, 1999 of ($31,913) compared to the net loss of ($55,750) for the corresponding period of 1998, representing ($.04) per share for the period in 1999 and ($.07) per share for the same period in 1998. The Company had a net loss for the nine month period ended September 30, 1999 of ($92,085) compared to the net loss of ($297,011) for the corresponding period of 1998, representing ($.11) per share for the period in 1999 and ($.35) per share for the same period in 1998. Earnings per share figures have been adjusted retroactively to record the effects of the reverse split.

Revenues. Revenues for the three month period ended September 30, 1999 were $95,556 compared with $62,615 for the corresponding period in 1998, a 52% increase. These increases in revenues were primarily a result of the acquisition of the Right Hand Creek Properties, which was effective as of May 1, 1999. Revenues for the nine month period ended September 30, 1999 were $142,771 compared with $206,907 for the corresponding period in 1998, a 31% decrease. These decreases in revenues were primarily a result of the Properties Sale, which was effective as of October 1, 1998.

Costs and Expenses. Costs and expenses for the three month period ended September 30, 1999 increased $51,488, or 96, to $105,233 versus $53,745 for the corresponding period of 1998. General and administrative expenses increased due to administrative fees paid to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split, and reporting related to these actions and to the addition of an officers and directors insurance policy that had not previously been carried. Legal, auditing, and accounting fees increased $9,776, or 405%, from $2,414 for the three month period ended September 30, 1998 to $12,190 for the same period in 1999, due to legal and accounting time necessary to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split. Costs and expenses for the nine month period ended September 30, 1999 decreased $107,213, or 34%, to $210,229 versus $317,442 for the corresponding period of 1998. Decreases in most expense items were primarily a result of the Properties Sale, which occurred on January 1, 1999, but was effective as of October 1, 1998. General and administrative expenses increased due to administrative fees paid to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split, reporting related to these actions, and to improve reporting procedures in readiness of future activities and to the addition of an officers and directors insurance policy that had not previously been carried. Legal, auditing, and accounting fees increased $58,990, or 441%, from $13,367 for the nine month period ended September 30, 1998 to $72,357 for the same period in 1999, due to legal and accounting time necessary to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split, reporting related to these actions, as well as improving reporting procedures in readiness of future activities.

Liquidity and Capital Resources

Prior to the third quarter of 1999, the Company has financed its operating and capital expenditure requirements principally through cash flow from operations. The Company funded capital expenditures in the third quarter in part through borrowing under the Credit Facility.

Cash increased $85,074 to $108,446 at September 30, 1999, from $23,372 at December 31, 1998, as a result of the Properties Sale and the prepayment by participating parties of the Cache Creek #1 well. The sale price received in the Properties Sale was $315,000, and has been utilized for the payment of expenses with the remainder being invested in a money market savings until it can be used for future acquisitions. The amount of participating parties remaining prepayment of drilling and completion costs as of September 30, 1999 for the Cache Creek #1 well was $3,786. Accounts receivable increased $93,267 to $99,396 from $6,129 during the nine months ended September 30, 1999 and accounts payable increased $33,614 to $55,343 from $21,729 during the nine months ended September 30, 1999. The increase in accounts receivable is primarily due to the Right Hand Creek Properties acquisition as well as higher oil prices for the period, while the increase in accounts payable is primarily due to lease operating expenses related to the Right Hand Creek Properties, and to the drilling of the Cache Creek #1 well. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the nine month period ended September 30, 1999 was ($48,890) or (.06) per share for the nine month period in 1999 compared to ($141,266), or ($.17) per share for the same period in 1998. (Per share figures have been adjusted retroactively to record the effects of the reverse split.) Management is of the opinion that any significant acquisitions, projects or drilling and/or recompletion work will require debt and/or equity financing. There is no assurance that the Company will be able to borrow additional amounts under the Credit Facility or obtain other debt and/or equity financing for any significant activities. The Company plans to raise capital through a private offering to qualified investors with the capital raised being used to acquire oil and gas properties to increase and solidify the company's cash flow and reserve base.

On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which at October 1,1999, had a borrowing base of $230,000. The Company borrowed $230,000 under the Credit Facility on July 15, 1999 to pay a portion of the purchase price for the Company's interest in the Right Hand Creek Properties. A portion of the borrowing base is available for the issuance of letter of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in certain oil and natural gas working interests in the Right Hand Creek Field.

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

Under the terms of the Credit Facility, the Company must not permit its Current Ratio (as defined) of Current Assets (as defined) to its Current Liabilities (as defined) to be less than 1.21 for 5.0 at any time. Furthermore, the Company must not permit its Tangible Net Worth (as defined) to be less at any time than $1.00 plus (i) 50% of positive Net Income (as defined) for all quarterly periods ending subsequent to December 31, 1998, plus (ii) 100% of any Equity Infusions (as defined) occurring subsequent to December 31, 1998. Furthermore, the Company must not permit the ratio of Cash Flow (as defined) to Debt Service (as defined) to be less than 1.21 for 5.0, determined as of the end of each fiscal quarter of the Company on or after September 30, 1999. On September 30, 1999, the Company was in compliance with the current ratio covenant, the net worth covenant, and the cash flow covenant.)

A new Borrowing Base shall be determined as of each April 1 and October 1during the Revolving Credit Period (the "semi-annual determinations"), or at such other or additional times during the Revolving Credit Period as the Lender in its reasonable discretion and at its sole cost may elect ("discretionary determinations"), and the Lender shall determine a new Borrowing Base at such additional times, but no more often than one (1) time in any 12-month period without Lender's consent, as the Company may request ("Borrower requested determinations").

The Borrowing Base shall be automatically reduced as of the 1st day of each month commencing February 1, 2000, and continuing through the Revolving Credit Period. The initial monthly reduction shall in the amount of $5,000 per month. At the time of each new semi-annual determination, the Lender in its sole discretion may increase of decrease the amount of such monthly reduction. If a Borrowing Base Deficiency (as defined) exists after giving effect to a redetermination, then the Company must either (i) prepay the principal of the outstanding Loans or (ii) cause to be created first and prior perfected Liens (subject only to Permitted Liens, as defined) in favor of the Lender, by instruments satisfactory to the Lender, on producing oil and gas properties, which in the opinion of the Lender would increase the Borrowing Base by an amount sufficient, in combination with clause (i) preceding, to eliminate such Borrowing Base deficiency.

The Credit Facility contains a number of covenants affecting the Company's liquidity and capital resources, including restrictions on the Company's ability(i) to incur indebtedness other than (a) under the Credit Facility or (b)Permitted Indebtedness, as defined, or (ii) to pledge assets outside of the Credit Facility, other than Permitted Liens, and with respect to the Company's maintenance of a minimum net worth.

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

The Company has undertaken an inventory of its financial software and hardware systems for Year 2000 readiness. The Company used an outside consultant to assist in this review. The outside consultant has completed his review and identified the required upgrades. All required upgrades to the Company's financial software and hardware system were completed by October 30, 1999. The cost of the outside consultant, as well as the cost of upgrades, is expected to be minimal.

The failure to remediate critical systems (software or hardware), or the failure of a material third party to resolve critical Year 2000 issues could have a serious adverse impact on the Company's ability to continue operations and meet obligations. Any Year 2000 problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through an inability of the Company's customers to take delivery or to process payment. At the current time, the Company believes that any interruption in operation will be minor and short-lived. As the Company's review has been completed, it has been determined that due to the minor and short-lived nature of any interruption in operation, a contingency plan is unnecessary at this time. However, management has appointed specific staff member to closely monitor the situation and to take any and all actions necessary to deal with any interruptions, should they occur.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to "Item 4. Submission of Matters to a Vote of Security Holders" included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, which is incorporated herein by reference.

Item 5. Other Information

On August 10, 1999, the Company changed its name from Gladstone Resources, Inc. to Gladstone Energy, Inc.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
See exhibit index
(b)

Reports on Form 8-K - The Company filed one Report on Form 8-K and one Amended Report on Form 8-K/A during the three months ended September 30, 1999. On July 30, 1999, the Company filed a Report on Form 8-K, Date of Report: July 15, 1999, reporting an acquisition of assets and incurring bank debt. On September 28, 1999, the Company filed an Amended Report on Form 8-K/A amending its Report on Form 8-K, Date of Report: July 15, 1999, filed July 30, 1999, to include Unaudited Statement of Operating Revenues and Direct Operating expenses for the Right Hand Creek Properties for the six months ended June 30, 1999 and Proforma Combined Condensed Financial Statement of Gladstone Energy, Inc. for the six months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE ENERGY, INC.

Date: November 11, 1999	By:
Katherine R. Murphy, Treasurer

INDEX TO EXHIBITS
Exhibit No.	Item
2.1

Assignment and Bill of Sale made and entered into January 19, 1999, but effective as of October 1, 1998, be and between Gladstone Resources, Inc. and EXCO Resources, Inc. incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Exhibit 2.1)

2.2

Agreement and Plan of Merger entered into August __, 1999 by and between Gladstone Energy, Inc., a Washington corporation, and Gladstone Energy, Inc., a Delaware corporation, incorporated by reference from the Definitive Schedule 14/A Information, Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") (Exhibit A)

3.1	Certificate of Incorporation of Gladstone Energy, Inc. incorporated by reference from the 1999 Proxy Statement (Exhibit C)
3.2	Bylaws incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Exhibit 3.2)
10.1

Purchase and Sale Agreement between Humphrey Oil Interests, L.P., and Gladstone Resources, Inc., dated July 8, 1999, incorporated by reference from the Report on Form 8-K Date of Report July 15, 1999 (Exhibit 10.1)

10.2

Credit Agreement between Gladstone Resources, Inc., Borrower, and Compass Bank, as Lender, dated July 15, 1999, incorporated by reference from the Report on Form 8-K Date of Report July 15, 1999 (Exhibit 10.2)

10.3

Mortgage and Security Agreement from Gladstone Resources, Inc., as Mortgagee, in favor of Compass Bank as Lender dated July 15, 1999 incorporated by reference from the Report on Form 8-K Date of Report July 15, 1999 (Exhibit 10.3)