Form 10-K
period 1999-12-31
GLADSTONE ENERGY INC
filed 2000-04-14
CIK 41656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Delaware, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1999
OR
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

YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Class:	Common Stock, $.001 par value per share
Outstanding at March 30, 2000: 848,791 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

GLADSTONE ENERGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

ITEM 1. BUSINESS

General

The principal activity of Gladstone Energy, Inc., a Delaware corporation (the "Company"), formerly known as Gladstone Resources, Inc., has been its involvement in the acquisition of, exploration for and production of oil and natural gas. The Company has continually reviewed and evaluated potential oil and gas prospects. In evaluating prospects, the Company sometimes obtains engineering and technical assistance from independent consultants at prevailing industry rates.

On November 23, 1999, the Board of Directors unanimously elected to pursue a strategic change in corporate direction to maximize shareholder value. This may include liquidating our existing oil and gas assets and directing the business plan to other industries or a potential merger, sale or recapitalization of the Company. Although the Company has not entered into any binding agreements in this regard, nor has the board of Directors determined any specific course in connection with this action, the Company has been engaged, and expects to continue to be engaged in discussions with third parties as opportunities present themselves. No assurances can be given that the Company will be able to locate or consummate any transaction of this nature, nor can any assurances be given that such a transaction will result in any strategic benefit to the Company or its shareholders.

The Company's acquisition, exploration, development and production activities are conducted primarily in Louisiana, Texas and New Mexico. The Company made net lease acquisition expenditures of $364,473, $29,939, and $45,059 during the fiscal years ended December 31, 1999, 1998, and 1997 respectively. The $364,473 of net lease acquisition expenditures in fiscal 1999 was primarily for the acquisition of certain oil and natural gas working interests in the Right Hand Creek Field located in Allen and Beauregard Parishes, Louisiana (collectively the "Right Hand Creek Properties") acquired by the Company on July 19, 1999, with an effective date of May 1, 1999, from Humphrey Oil Interest L.P., a Texas limited partnership ("Humphrey") and being 50% of the interest acquired by Humphrey from EXCO Resources, Inc. effective May 1, 1999. The lease acquisitions in fiscal 1999 consisted of $340,072 proven and $24,401 unproven lease acquisitions. The 1998 and 1997 lease acquisitions were all unproven. At December 31, 1999, the Company owned interests in approximately 2143 gross (597 net) acres of developed oil and gas properties and 3244 gross (631 net) acres of undeveloped oil and gas properties.

Prior to 1999, the Company had financed its acquisition, exploration and development expenditures primarily through internally generated funds. On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which at March 30, 2000 had a borrowing base of $215,000. A portion of the borrowing base is available for the issuance of letters of credit. All borrowing under the Credit Facility are secured by a first lien deed of trust providing a security interest in the Right Hand Creek Properties referred to above.

The Credit Facility provides that the unpaid principal balance of the loans shall bear interest, payable as it accrues on the 1st day of each month, commencing September 1, 1999, and at maturity (stated or by acceleration), at a rate per annum equal to the lesser of the (i) Highest Lawful Rate or (ii) 1% over the CBIR rate from time to time in effect, as therein defined. The Credit Facility also permits the Company to repay and reborrow amounts under the Credit Facility without any penalty, thereby allowing the Company the flexibility to utilize any available cash to reduce its outstanding indebtedness and, thus, its costs of borrowed funds. During the period covered by this report, $230,000 in borrowings were outstanding under the Credit Facility.

The Company participated during 1999 in the Cache Creek #1 well in Caddo County, Oklahoma which was nonproductive. The Company also participated in the recompletion attempt of one well and the drilling of one well in the Right Hand Creek Properties in 1999, both of which were nonproductive. The Company made exploration and development expenditures of $228,597, $248,216, and $312,285 during fiscal 1999, 1998, and 1997, respectively.

In the past, the Company normally expected to hold most of its producing properties until the economically recoverable reserves attributable to such properties are depleted. However, during the course of normal business, the Company may dispose of marginal producing properties and undeveloped acreage if the Company believes that such sale is in its best interests. In fiscal 1998 and 1997, the Company sold no properties; however, on January 19, 1999, the Company sold its oil and gas properties in Schleicher and Kent Counties, Texas to EXCO Resources, Inc., a Texas corporation ("EXCO"). These properties included 66 gross productive wells (9.75 net productive wells) with current net production of approximately 42.18 barrels of oil and 126,000 cubic feet of natural gas per day, and 6 gross (.75 net) non-producing wells. These properties constituted approximately 90.418% of the gross productive wells (71.17% net productive wells) and approximately 88.68% of the barrels of oil and 59.38% of the cubic feet of natural gas per day produced by all of the Company's oil and gas properties at the date of sale.

Operating Activities

The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to act as contract operator of the oil and gas prospects in which it owns an interest; provided such transactions are on terms and conditions substantially similar to those offered by nonaffiliated parties. The contract operators supervise production, maintain production records, employ field personnel and perform other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. The Company's wells are drilled by independent drilling contractors.

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

Year Ended			Total	Percent of Oil/Gas Sales to Total Revenues
December 31,	Oil Sales	Gas Sales	Oil/Gas Sales	Oil	Gas
1999	$ 161,200	$ 62,743	$ 223,943	72%	28%
1998	144,311	119,691	264,002	55%	45%
1997	276,814	234,663	511,477	54%	46%

Delivery Commitments

The Company is not presently obligated to provide a fixed and determinable quantity of oil or gas under any existing contract or agreement.

Customers

During fiscal 1999 EXCO Resources, Inc. accounted for 72% and Bledsoe Petro Corp accounted for 19% of the Company's total revenues. During fiscal 1998, Eott Energy Operating Limited Partnership accounted for 47% and E. B. Brooks, Jr. accounted for 23% of the Company's total revenues. All properties for which revenues were received from Eott Energy Operating Limited Partnership and E. B. Brooks, Jr. were included in the sale that occurred on January 19, 1999, effective however as of October 1, 1998. See "Item 1. Business - Sale of Developed and Undeveloped Acreage." Although the loss of any one of the Company's oil and gas purchasers could temporarily cease or delay the Company's production and sale of its oil and gas in the purchasers' particular service area, the Company believes it would be able, under current economic circumstances, to contract with other purchasers for its oil and gas production.

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

Employees

At March 30, 2000, the Company had no employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company; provided such transactions are on terms and conditions substantially similar to those offered by nonaffiliated parties. The Company also utilizes the services of outside consultants on a contract basis.

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

ITEM 2. PROPERTIES

Location and General Character

The Company pays rent on a month-to-month basis and does not have a commitment on a lease contract. Rent expense for 1999, 1998, and 1997 was $6,088, $6,606, and $5,919. The Company considers this arrangement adequate for its present needs.

The Company's principal producing areas are in Louisiana, Texas and New Mexico.

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

Oil and Gas Reserves

At December 31, 1999, the Company's oil and gas reserves included direct working interests in 11 wells in the states of Louisiana, Texas and New Mexico. The Company has no reserves offshore or outside the United States. At December 31, 1999, 100% of the present value of the estimated future net revenues attributable to the Company's properties were attributable to Proved Developed Reserves and none were attributable to other Proved Undeveloped Reserves. In addition, 65% of the total Proved Reserves were attributable to oil and 35% to gas, based on six mcf of gas being equivalent to one barrel of oil.

The following table summarizes the Company's proved reserves at December 31, 1999, and was prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

PROVED RESERVES

December 31, 1999
Oil and Liquids (Bbls)
Proved Developed	69,570
Proved Undeveloped	0

Total	69,570

Natural Gas (Mcf)
Proved Developed	227,473
Proved Undeveloped	0

Total	227,473

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

Production

The following table summarizes for the periods indicated, the Company's revenues, net production of oil and gas sold (including condensate and natural gas liquids) and the average sales price per unit of oil (Bbl) and gas (Mcf):

	Year Ended December 31,
	1999	1998	1997
Oil and Condensate
Revenues	$ 161,200	$ 144,311	$ 276,814
Production sold (Bbls)	7,913	11,057	14,732
Average sales price per Bbl	$20.37	$13.05	$18.78

Natural Gas
Revenues	$62,743	$ 119,691	$ 234,663
Production sold (Mcf)	39,366	62,690	93,117
Average sales price per Mcf	$1.59	$1.90	$2.52

The Company's net production reported in the preceding table only includes production that is owned by the Company and produced to its oil and gas interest, less royalties. Fiscal 1999 oil production was 28% lower than fiscal 1998 and gas production was 37% lower. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total fiscal 1999 production decreased 33%. Total oil and gas revenues dropped 15% due to the sale of production.

The average production (lifting) costs per barrel-equivalent (gas production being converted to barrel-equivalents at 6,000 cubic feet per barrel of oil) for the fiscal years ending December 31, 1999, 1998, and 1997, were, $4.99, $5.52, and $3.76, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on production costs. Depreciation, depletion and amortization expense for the fiscal years ended December 31, 1999, 1998, and 1997 was $4.53, $4.75, and $4.39, respectively, per barrel of oil and gas equivalent produced.

Productive Wells

The following table sets forth the Company's interest in productive wells (producing wells and wells capable of production) at December 31, 1999. The total gross oil and gas wells does not include any multiple completions. At December 31, 1999, the Company did not own an interest in any well that was being completed.

	Gross Wells(1)			Net Wells(1)(2)
	(Oil)	(Gas)	(Total)	(Oil)	(Gas)	(Total)
Louisiana	6	0	0.74		.00	.74
Texas	0	1	1.00		.20	.20
New Mexico	0	4	4.00		1.50	1.50

Total	6	5	11.74		1.70	2.44

(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. Wells in which only an overriding royalty interest is owned are excluded from this presentation.

(2) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Developed Acreage

The following table sets forth the Company's interest in developed acreage (acreage spaced or assignable to productive wells) at December 31, 1999:

		Developed Acreage
		Gross(1)	Net(2)
Louisiana		725	89
Texas		138	28
New Mexico		1280	597

	Total	2143	597

(1) A gross acre is an acre in which a working interest is owned.

(2) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The total of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

In addition to its developed oil and gas properties, the Company held interests in 3244 gross undeveloped acres (631 net acres) at December 31, 1999. The following table shows the location of the Company's undeveloped acreage:

		Undeveloped Acreage
		Gross	Net
Louisiana		234	29
Texas		3010	602
New Mexico		0	0

	Total	3244	631

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

Drilling Activities

The following table summarizes the Company's approximate gross and net interests in the exploratory and development wells drilled during the periods indicated:

	EXPLORATORY WELLS
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
December 31, 1999	0	1	1.00		.01	.01
December 31, 1998	0	3	3.00		.55	.55
December 31, 1997	0	2	2.00		.50	.50

	DEVELOPMENT WELLS
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
December 31, 1999	0	2	2.00		.25	.25
December 31, 1998	0	0	0.00		.00	.00
December 31, 1997	0	0	0.00		.00	.00

For purposes of the foregoing table, a dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion of an oil or gas well. A productive well is an exploratory or a development well that is not a dry hole. The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal years, regardless of when drilling was initiated. The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency. Drilling activities in fiscal 1999 were conducted in the states of Oklahoma and Louisiana.

Present Activities

At March 30, 2000, the Company was not participating in the drilling of any development or exploratory wells.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for the Common Stock.

Shareholders

According to the records of the Company's transfer agent, there were 543 holders of record of the Common Stock at March 30, 2000.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The comparative selected consolidated financial data of the Company is presented for the five (5) years ended December 31, 1999. The information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's Financial Statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	1999	1998	1997	1996	1995
Operations
Revenues	$ 233,943	$ 264,002	$ 511,477	$ 472,915	$ 405,366
Net Income (loss) before extraordinary item	(204,066)	(486,267)	(196,662)	73,752	(48,110)
Net income (loss)	(204,066)	(486,267)	(196,662)	73,752	(48,110)
Net income (loss) per share (1)	(.24)	(.57)	(.23)	.08	(.05)

Balance Sheet
Current Assets	175,163	29,501	274,282	314,791	160,584
Current liabilities	194,336	21,729	55,005	59,900	54,510
Working capital (deficit)	(19,173)	7,772	219,277	254,891	106,074
Total assets	763,991	620,450	1,141,293	1,369,710	1,276,059
Long-term debt	175,000	0	0	0	0
Stockholders' equity	394,655	598,721	1,084,988	1,369,710	1,207,898

Current ratio	.90	1.35	4.98	5.25	2.94

(1) The Company has not declared nor paid any dividends during any of the periods presented. The earnings per share for 1998, 1997, 1996 and 1995 have been adjusted to the current number of shares outstanding.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reincorporation and Reverse Split

At the Company's 1999 Annual Meeting of Stockholders, the stockholders of the Company approved the merger of the Company into a wholly-owned subsidiary of the Company organized under the laws of the State of Delaware ("Gladstone-Delaware") in order to effect the change of the Company's state of incorporation from Washington to Delaware (the "Reincorporation"). In connection with the Reincorporation, the stockholders adopted provisions of the Certificate of Incorporation of Gl adstone-Delaware which, among other provisions, authorizes up to 10 million shares of common stock, par value $.001 per share and up to 5 million shares of preferred stock, par value $.001 per share. The Reincorporation occurred on August 13, 1999. The stockholders of the Company also approved an amendment to the Company's Restated Articles of Incorporation authorizing a 1 for 5 reverse stock split, which became effective August 10, 1999. All share and per share numbers contained herein give effect to the reverse stock split.

Fiscal 1999 Results Compared to Fiscal 1998 Results

The net loss for fiscal 1999 was $204,066, or $.24 per share, compared to net loss of $486,267, or $.57 per share, in fiscal 1998. This difference of $282,201 was primarily the result of an asset impairment charge taken in 1998.

Oil and gas sales decreased $40,509, or 15%, to $223,943 in fiscal 1999 from $264,002 in fiscal 1998. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total fiscal 1999 gas production decreased 33%. The total oil and gas revenue drop of 15% was due to the sale of properties in January 1999 which was partially offset by the July acquisition of properties.

The Company's costs and expenses decreased $175,391, or 34%, to 341,104 in fiscal 1999 from $516,495 in fiscal 1998. Oil and gas production costs decreased $34,324 or 26%, to $130,912 in fiscal 1999 from $130,912 due to decreased production. Dry hole and abandonment costs decreased $129,376 or 53% to $114,388 in fiscal 1999 due to smaller participation in fewer wells. Depletion, depreciation and amortization decreased from $102,215 to $65,697, or 36%, in fiscal 1999 due to decreased production. General and administrative costs increased from $11,162 to $43,115 or 386% in fiscal 1999 as a result of due to legal and accounting time necessary to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split, as well as improving reporting procedures in readiness of future activities. Legal, audit and accounting costs increased from $12,704 to $75,501, or 594%, in fiscal 1999 due to legal and accounting time necessary to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split, as well as improving reporting procedures in readiness of future activities.

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

The Company's costs and expenses decreased $104,618, or 16%. Oil and gas production costs decreased $7,343 or 5%, to $130,912 in fiscal 1998 from $138,255 due to decreased production. Dry hole and abandonment costs decreased $218,867 or 47% to $243,764 in fiscal 1998 due to participation in fewer wells. Depletion, depreciation and amortization decreased from $133,103 to $102,215, or 23%, in fiscal 1998 due to decreased production. General and administrative costs decreased from $12,851 to $11,162 or 13% in fiscal 1998 as a result of small decreases in a variety of items. The Company reversed entry of an accrued tax to the State of Texas for franchise taxes that resulted in a current year income of $35,648. Legal, audit and accounting costs increased from $9,623 to $12,704, or 32%, in fiscal 1998 as a result of the Company's proposed merger with Exco Resources, Inc., which merger was terminated January 19, 1999. The decreases in costs were more than offset by an asset impairment charge of $181,946 to reflect the value of the Schleicher and Kent County properties that were sold on January 19, 1999. See Note 9 to the Financial Statements.

Liquidity and Capital Resources

Cash increased $110,970 to $134,342 at December 31, 1999, from $23,372 at December 31, 1998. Accounts receivable increased $34,692 to $40,821 from $52,077 during the corresponding periods, and accounts payable increased $115,729 to $137,458 from $21,729. These amounts for cash, accounts receivable and accounts payable reported by the Company at its fiscal year-end Balance Sheet dates reflect temporary fluctuations related to the timing and status of the Company's projects and the timing of payments, invoices and billings related to such projects. Accounts receivable includes accounts due from joint interest owners for operating and drilling costs paid by the Company on their behalf.

The Company has financed its operating and capital expenditure requirements to date principally through cash flow from operations. On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which at March 30, 2000 had a borrowing base of $215,000. A portion of the borrowing base is available for the issuance of letters of credit. All borrowing under the Credit Facility are secured by a first lien deed of trust providing a security interest in certain oil and natural gas working interests in the Right Hand Creek Field located in Allen and Beauregard Parishes, Louisiana (collectively the "Right Hand Creek Properties") acquired by the Company on July 19, 1999, until an effective date of May 1, 1999, from Humphrey Oil Interest L.P., a Texas limited partnership ("Humphrey") and being 50% of the interest acquired by Humphrey from EXCO Resources, Inc. effective May 1, 1999.

The Credit Facility provides that the unpaid principal balance of the loans shall bear interest, payable as it accrues on the 1st day of each month, commencing September 1, 1999, and at maturity (stated or by acceleration), at a rate per annum equal to the lesser of the (i) Highest Lawful Rate or (ii) 1% over the CBIR rate from time to time in effect, as therein defined. The Credit Facility also permits the Company to repay and reborrow amounts under the Credit Facility without any penalty, thereby allowing the Company the flexibility to utilize any available cash to reduce its outstanding indebtedness and, thus, its costs of borrowed funds. During the period covered by this report, $230,000 in borrowings were outstanding under the Credit Facility.

Inflation and Changing Prices

The impact of inflation, as always, is difficult to assess. During 1997 and 1998, the oil and gas industry remained depressed; however as of December 31, 1999, oil prices had made a rebound and were consistently improving. The general softening of the market prior to and into 1999 had reduced the cost of labor, materials, contract services, and other operating costs; therefore, the increase in oil prices could cause an increase in operating costs. The Company cannot anticipate where cost and revenue trends will head; however, a sudden increase in inflation and/or an increase in operating costs coupled with a cessation of the current improved trend of oil prices could have an adverse effect on the operations of the Company.

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

REPORT OF AUDIT

AND

FINANCIAL STATEMENTS

AND

OTHER FINANCIAL INFORMATION

GLADSTONE ENERGY, INC.

DALLAS, TEXAS

DECEMBER 31, 1999

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is the index to the financial statements of Gladstone Energy, Inc. and Subsidiary.

All other schedules and historical financial information are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders

Gladstone Energy, Inc.

I have audited the accompanying balance sheet of Gladstone Energy, Inc. (a Delaware corporation) as of December 31, 1999, the consolidated balance sheet as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gladstone Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flow for the three years then ended in conformity with generally accepted accounting principles.

Harold L. Ratcliff

Certified Public Accountant

Dallas, Texas

February 4, 2000

GLADSTONE ENERGY, INC.

BALANCE SHEET

December 31, 1999 and 1998

ASSETS

	1999	1998 (Consolidated)
Current assets:
Cash	$ 134,342	$ 23,372
Accounts receivable	40,821	6,129
Total current assets	175,163	29,501
Property and equipment:
Gas and oil properties (successful efforts method)	991,709	1,811,235
Equipment	17,128	17,128
	1,008,837	1,828,363
Less accumulated depletion and depreciation	(464,044)	(1,280,631)
Total property and equipment	544,793	547,732
Other assets:
Loan origination fee	9,542	-
Cost in excess of amount assigned to net assets of subsidiary at date of acquisition	337,000	337,000
	346,542	337,000
Less accumulated amortization	(302,507)	(293,783)
Total other assets	44,035	43,217
	$ 766,991	$ 620,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term bank debt	$ 55,000	$ -
Accounts payable	137,458	21,729
Accrued interest	1,878	-
Total current liabilities	194,336	21,729
Deferred income taxes	-	-
Long term portion of bank debt	175,000	-
Stockholders' equity:
Common stock	849	150,000
Capital in excess of stated value	1,379,285	1,230,134
Retained earnings (deficit)	(985,479)	(781,413)
Total stockholders' equity	394,655	598,721

	$ 766,991	$ 620,450

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.

STATEMENT OF OPERATIONS

Three years ended December 31, 1999

	1999	1998 (Consolidated)	1997 (Consolidated)
Sales:
Gas and oil	$ 223,943	$ 264,002	$ 511,477

Cost of Sales:
Revenue deductions	24,346	12,003	24,291
Well operating expense	72,242	118,909	113,964
	96,588	130,912	138,255
Gross profit on sales	127,355	133,090	373,222
Expenses:
Oil and gas prospect expense	24,491	-	-
Dry hole and abandonments	114,388	243,764	462,631
Depletion	56,973	90,846	115,003
Depreciation and amortization	8,724	11,369	18,100
General and administrative	43,115	11,162	12,851
Interest	9,862	-	-
Taxes	8,050	352	2,905
Legal, audit and accounting	75,501	12,704	9,623
Asset impairment charge	-	181,946	-
Recovery of taxes	-	(35,648)	-
	341,104	516,495	621,113
Loss from operations	(213,749)	(383,405)	(247,891)
Other income:
Gain on sale of assets	-	-	13,429
Unrealized loss on investments	-	(108,134)	(937)
Interest and dividend income	9,683	3,972	11,877

Loss before taxes	(204,066)	(487,567)	(223,522)
Income taxes (benefit)-deferred	-	(1,300)	(26,860)
NET LOSS	$ (204,066)	$ (486,267)	$ (196,662)
Loss per share (1):
Basic	$ (.24)	$ (.57)	$ (.23)
Diluted	$ (.24)	$ (.57)	$ (.23)

(1) The earnings per share have been adjusted to the current number of shares outstanding for 1998 and 1997.

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

Three years ended December 31, 1999

	Stated/Par Value (A)	Capital Excess of Stated Value	Retained Earnings (Deficit)	Total
Balance at January 1, 1997	$ 150,000	$ 1,230,134	$ (98,484)	$1,281,650
Net income for the year 1997	-	-	(196,662)	(196,662)
Balance at December 31, 1997(C)	150,000	1,230,134	(295,146)	1,084,988
Net loss for the year 1998	-	-	(486,267)	(486,267)
Balance at December 31, 1998(C)	150,000	1,230,134	(781,413)	598,721
Net loss for the year 1999	-	-	(204,066)	(204,066)
Changes to stock par value (A)	(149,151)	149,151	-	-
Balance at December 31, 1999	$ 849	$ 1,379,285	$ (985,479)	$ 394,655

(A)

Common stock consisted of no par value shares only in 1998 and 1997. There were 6,000,000 shares authorized and 4,244,060 shares issued and outstanding in 1998 and 1997. The stated value for all outstanding in 1998 and 1997 shares was $150,000. As of August 12, 1999, the company completed a reorganization and issued one new share of Gladstone Energy, Inc. stock for each five shares of Gladstone Resources, Inc. stock. The new company has authorized 10,000,000 shares of common stock with a par value of $.001 per share. There are now 848,791 common shares outstanding.

(B)	Authorized preferred stock consists of 5,000,000 shares with a par value of $.001 per share.
(C)	The Company merged the subsidiary into the parent company in 1999.

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.

STATEMENT OF CASH FLOWS

Three years ended December 31, 1999

	1999	1998 (Consolidated)	1997 (Consolidated)
Cash flows from operating activities:
Net loss	$ (204,066)	$ (486,267)	$ (196,662)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-productive properties written off	56,584	58,970	100,545
Depreciation, depletion and amortization	65,697	102,215	133,112
Change in accounts receivable	(34,692)	45,948	2,163
Decrease in value of producing properties	-	149,267	-
Change in accounts payable	115,729	2,372	(7,672)
Change in accrued expenses	1,878	(35,648)	2,777
Decrease in value of listed securities	-	108,134	-
Change in deferred income taxes	-	(1,300)	(26,860)
Net cash provided by (used by) operations	1,130	(56,309)	7,403
Cash flows from investing activities:
Investment in oil and gas properties	(425,618)	(34,390)	(45,749)
Sale of oil and gas properties	315,000	-	-
Purchase of listed securities	-	-	(108,134)
Net cash used by investing activities	(110,618)	(34,390)	(153,883)
Cash flow from financing activities:
Proceeds from long-term debt	230,000	-	-
Loan origination fee	(9,542)	-	-
Net cash provided by financing activities	220,458	-	-
Net increase (decrease) in cash	110,970	(90,699)	(146,480)
Cash at beginning of year	23,372	114,071	260,551
Cash at end of year	$ 134,342	$ 23,372	$ 114,071
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$ 7,984	$ -	$ -
Federal income tax	$ -	$ -	$ -

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE 1 - ORGANIZATION

Gladstone Resources, Inc. was incorporated in the State of Washington on July 19, 1916. The Company sells oil and gas in Louisiana, Texas and New Mexico. The sales to the customers are on open accounts receivable, which are unsecured. As of August 10, 1999, the Company merged its wholly owned subsidiary into the parent company. As of August 12, 1999, the Company did a reorganization under Code Section 3687 of the Internal Revenue Code of 1986 and it merged into Gladstone Energy, Inc.

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

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no significant non-cash investing or financing activities during the three year period ended December 31, 1999.

Depreciation, depletion and amortization are calculated using the straight-line and unit of production method over the estimated useful lives of the assets or production of the estimated recoverable oil and gas reserves. Vehicles are depreciated over a five-year life.

For income tax reporting, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting. As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Also, for tax purposes the Company deducts intangible drilling costs and capitalizes them on the successful efforts accounting method. Deferred income taxes had been recorded in prior years for the excess deductions, which will be taxable in future periods through reduced depreciation and cost depletion deductions for tax purposes. Currently the company has not assigned any future tax benefits to the accumulated losses.

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE 3 - ACCOUNTS RECEIVABLE

Of the net revenue interest amount of $40,821 due from oil and gas sales at December 31, 1999, $25,912 has been received from the operators as of the date of this report. Revenue from all sales of oil and gas is generally received within 60 days.

NOTE 4 - INVESTMENT IN LISTED SECURITIES

Under former management, the Company invested $109,071 in Windsor Energy Corporation in 1997, during 1998 the company filed bankruptcy. The shares are no longer listed on an exchange and have no value.

NOTE 5 - PROPERTY AND EQUIPMENT

Gas and oil properties

NM Corporation, the subsidiary of Gladstone Resources, Inc., owned a 28.71% net revenue interest in 6 producing gas wells in San Juan County, New Mexico. The subsidiary was merged into its parent company in 1999.

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

From 1990 through 1994, the Company participated in successful wells in Schleicher and Pecos Counties in Texas. The reserves in Schleicher County were estimated by management to be 1,524,300 MCF's in 1994, there are currently seven producing wells and a pipeline. Gladstone Resources, Inc. had a 40.17% revenue interest in the Wilson-Pope wells in Schleicher County. The Schleicher County wells were sold for $295,000 in January, 1999, with an effective date of October 1, 1998, for income and expenses.

The company purchased an interest in producing oil wells in the Right Hand Check Field for $334,125 as of June 30, 1999.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

Gas and oil properties (continued)

A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS INCLUDING THE REVISIONS HAVE BEEN FURNISHED BY MANAGEMENT. There are no "proved undeveloped reserves" according to management.

Total for United States
Reserves in MCF's:	1999	1998	1997
Beginning of year	1,160,243	1,293,559	2,040,641
Additions through purchase of leases	464,899	-	-
Sales of reserve	(976,459)	-	-
Adjustment to reserve (1)	83,055	(4,284)	(565,573)
Production	(86,843)	(129,032)	(181,509)
Balance at end of year (2)	664,895	1,160,243	1,293,559

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

(2) In January, 1999, the Kent and Schleicher Counties properties including reserves of 976,459 MCF's were sold.

NOTE 6 - FEDERAL AND STATE INCOME TAXES

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:

	1999	1998	1997
Tax benefit at statutory rate	$ (28,535)	$ (32,119)	$ (33,528)
Non-deductible items	10,052	96,403	24,846
Change in valuation allowance	18,483	(65,584)	(18,178)
Provision for income tax benefit	$ -	$ (1,300)	$ (26,860)

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE 6 - FEDERAL AND STATE INCOME TAXES (CONTINUED)

The components of the Company's deferred income taxes for 1999 and 1998 are as follows:

	1999	1998
Depreciation and depletion	$ (3,484)	$ (8,963)
Unrealized investment loss	18,129	(16,220)
Intangible Development costs	9,296	-
Impairment of asset value	27,292	(27,292)
Net operating loss carryforward	60,923	43,150
Valuation allowance	(112,156)	9,325
Total	$ -	$ -

Net operating loss deductions and credits carryforward consists of the following:

From year ending	Year Expires	Losses
12-31-94	12-31-09	$ 100,759
12-31-97	12-31-12	57,877
12-31-98	12-31-13	129,028
12-31-99	12-31-14	118,486
$ 114,071

NOTE 7 - LONG-TERM DEBT

The Company has a commitment from Compass Bank to receive up to $15,000,000 in loans for oil and gas exploration or purchase of oil and gas properties. Currently the Company has received $230,000 from the bank. The interest rate is 1% over the index rate. The current rate is 8.85% plus 1%. The due date is August 1, 2001. The note requires monthly payments of $5,000 plus interest, beginning February 1, 2000. Also, the bank requires the Company to meet certain financial ratios at year end.

Annual maturities:
12-31-00	$ 55,000
08-01-01	175,000
$230,000

NOTE 8 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.

Major Customers

In 1999, the Company had two customers which represent 72% and 19% of its total revenue.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE 9 - RENT EXPENSE

The Company pays rent on a month-to-month basis. The Company does not have a commitment on a lease contract. Rent expense for 1999, 1998 and 1997 was $6,088, $6,606 and $5,919, respectively.

NOTE 10 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to certain operating agreements by and between the Company and Edward B. Brooks, Jr., Mr. Brooks served as the operator of certain of the Company's oil and gas interests. Pursuant to such operating agreements, the Company paid the following described amounts to Mr. Brooks in 1997 and 1998 and Mr. Brooks paid the following described amounts to the Company in 1997 and 1998.

Mr. Brooks paid the Company $72,602 in 1998 as the Company's share of gas sales from properties in Schleicher County. The Company paid Mr. Brooks $52,306 in 1998 for the Company's share of operating costs on properties in Kent County and Schleicher County. In 1998, the Company also paid Mr. Brooks $4,734 for the Company's share of operating expenses on the Schleicher and Kent County properties that were paid by Mr. Brooks in 1997.

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

The Company purchased 50% of the working interest owned by Humphrey Oil Interests, L.P. in the Right Hand Creek field in Louisiana. The Company paid Humphrey Oil Interests, L.P. the same amount that they had paid for the working interest. Some of the Humphrey Oil Interests, L.P. partners are officers and directors of Gladstone Energy, Inc. The cost of the 12.25% working interest and 8.93% revenue interest was $334,125. The gross revenue is averaging $20,150 per month in 1999 and net revenue of $14,438 per month.

The Company pays Humphrey Oil Interests, L.P. for monthly administrative expenses, including employees' time charges, rent, telephone, computer expenses and other office expenses.

OTHER FINANCIAL INFORMATION

Board of Directors and Stockholders

Gladstone Energy, Inc.

My report on my audit of the basic financial statements of Gladstone Energy, Inc. for 1999 and Gladstone Resources, Inc. for 1998 appears on page 3. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 15 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, I express no opinion on it.

                                                                            Certified Public Accountant

Dallas, Texas

February 4, 2000

GLADSTONE ENERGY, INC.

EXHIBIT A

SUMMARY OF OPERATIONS

For the year ended December 31,

	1999	1998	1997	1996	1995
Sales
Gas and oil	$223,943	$ 264,002	$511,477	$ 472,915	$ 405,366
Cost of sales:
Revenue deductions	24,346	12,003	24,291	22,021	20,556
Well operating expenses	72,242	118,909	113,964	142,053	127,406
	96,588	130,912	138,255	164,074	147,962
Gross profit on sales	127,355	133,090	373,222	308,841	257,404

Expenses:
Depletion	56,973	90,846	115,003	101,275	114,456
Depreciation and amortization	8,724	11,369	18,100	9,072	11,057
Dryhole and abandonment	114,388	243,764	462,631	97,544	60,915
Oil and gas prospect expense	24,491	-	-	-	-
General and administrative	43,115	11,162	12,851	18,222	10,704
Interest	9,862	-	-	-	6,399
Taxes	8,050	352	2,905	586	3,154
Legal, audit and accounting	75,501	12,704	9,623	7,664	13,107
Asset impairment charge	-	181,946	-	-	-
Recovery of taxes	-	(35,648)	-	-	-
	341,104	516,495	621,113	234,363	219,792
Income (loss) from operations	(213,749)	(383,405)	(247,891)	74,478	37,612
Other income (losses)	9,683	(104,162)	24,369	13,783	(96,496)
Income (loss) before taxes	(204,066)	(487,567)	(223,522)	88,261	(58,884)
Income taxes (benefit)	-	(1,300)	(26,860)	14,509	(10,774)
NET INCOME (LOSS)	(204,066)	(486,267)	(196,662)	73,752	(48,110)
Retained earnings (deficit) at beginning of year	(781,413)	(295,146)	(98,484)	(172,236)	(124,126)
Retained earnings (deficit) at end of year	$(985,479)	$(781,413)	$(295,146)	$(98,484)	$ (172,236)
Capital stock and paid in capital	$1,380,134	$1,380,134	$l,380,134	$l,380,134	$l,380,134
Average common shares	848,791	4,244,060	4,244,060	4,244,060	4,244,060
Income (loss) per common share	$ (.24)	$ (.57)*	$ (.23)*	$ .09*	$ (.06)*

*Adjusted for 1 for 5 reverse split.

See auditor's report on other financial information

GLADSTONE ENERGY, INC.

December 31, 1999

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

Description:	Balance 1-1-99	Additions	Retirement	Balance 12-31-99
Oil and gas properties	$1,811,235	$425,618	$1,245,144	$ 991,709
Field and equipment	17,128	-	-	17,128
Totals	$1,828,363	$425,618	$1,245,144	$1,008,837

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND

AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

Description:	Balance 1-1-99	Additions	Retirement	Balance 12-31-99
Oil and gas properties	$1,280,631	$ 56,973	$ 873,560	$ 464,044
Field equipment	-	-	-	-
Totals	$1,280,631	$ 56,973	$ 873,560	$ 464,044

See auditor's report on other financial information

GLADSTONE ENERGY, INC.

CAPATILIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES

Years ended December 31, 1999

DISCLOSURE 2

	United States Total
	1999	1998
Capitalized costs proved properties	$904,658	$1,753,971
Capitalized costs unproven properties	87,051	57,264

Total capitalized costs	991,709	1,811,235

Accumulated depletion and depreciation	(464,044)	(1,280,631)

Net costs	$527,665	$ 530,604

See auditor's report on other financial Information

GLADSTONE ENERGY, INC.

COSTS INCURRED IN OIL AND GAS PROPERTY

ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

Three years ended December 31, 1999

DISCLOSURE 3

	United States Total
	1999	1998	1997
Acquisition of properties:
Proved	$ 340,072	$ -	$ -
Unproven	24,401	29,939	45,059

Exploration	187,033	243,765	311,595

Development costs	41,564	4,451	690

Production costs	63,742	118,909	113,964

See auditor's report on other financial information

GLADSTONE ENERGY, INC.

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

For the three years ended December 31, 1999

DISCLOSURE 4

	For United States
	1999	1998	1997

Sales	$ 223,943	$ 264,002	$ 511,477

Production costs and taxes	88,088	130,912	138,255

Exploration expenses (included dry holes, abandonments and delay rents)	187,033	243,765	311,595

Asset impairment charge	-	181,946	-
Depreciation, depletion and amortization	65,697	99,551	127,806
	340,818	656,174	577,656

Results of operations from producing activities (excluding corporate overhead and interest costs)	$ (116,875)	$ (392,172)	$ (66,179)

See auditor's report on other financial information

GLADSTONE ENERGY, INC.

RESERVE QUANTITY INFORMATION

For the three years ended December 31, 1999

DISCLOSURE 5

Proved developed reserves*	United States and Total
	1999		1998		1997
	Oil	Gas(1)	Oil	Gas(1)	Oil	Gas(1)

Beginning of year	75,122	709,511	86,904	772,135	101,636	1,430,825

Purchase of new properties	77,483	-	-	-	-	-

Revisions of previous estimates	-	83,055	(725)	66	-	(565,573)

Extensions of proved reserves	-	-	-	-	-	-

Sales of producing properties(2)	(75,122)	(525,727)	-	-	-	-

Production	(7,913)	(39,366)	(11,057)	(62,690)	(14,732)	(93,117)

End of year	69,570	227,473	75,122	709,511	86,904	772,135

(1) Gas includes gas liquids.

        (2) The Company sold the Schleicher and Kent Counties properties on January 19, 1999, effective as of October 1, 1998.

Oil quantities are in barrels.

Gas quantities are in MCF'S.

*All undeveloped reserves that may exist are on the same leases as the developed reserves and additional wells, if drilled, may or may not produce additional reserves.

See auditor's report on other financial information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors of the Company at March 30, 2000, were as follows:

Director	Age	Current Office(s) Held In the Company	Year First Elected Director
Johnathan M. Hill	51	President and a Director	1999
Katherine R. Murphy	43	Treasurer, Assistant Secretary and a Director	1999
H. Wayne Gifford	63	Director	1999
Charles B. Humphrey	44	Director	1999
Fred Oliver	75	Director	1999

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

Executive Officers

The executive officers of the Company at March 30, 1999, were as follows:

Officers	Age	Current Office(s) Held in the Company
Johnathan M. Hill	51	President
Sheila Irons	58	Vice President and Secretary
Katherine R. Murphy	43	Treasurer and Assistant Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

None of the executive officers of the Company received any salary or bonus during the fiscal year ended December 31, 1999. The Directors of the Company each received $250.00 as Director's fees in 1999. The table below includes compensation paid by the Company for services rendered in fiscal 1998, and 1997 to Edward B. Brooks, Jr., the former President and Chief Executive Officer of the Company.

					Long-Term
					Compensaton
		Annual Compensation			Awards
				Other Annual	Securities	All Other
Name and Principal				Compensation	Underlying	Compensation
Position	Year	Salary($)	Bonus($)	($)	Options(#)	($)
Edward B. Brooks, Jr. President and CEO	1998	0	---	(1)	---	---
Edward B. Brooks, Jr. President and CEO	1997	0	---	(1)	---	---

(1) The Company provided Mr. Brooks a vehicle for Company business. The Company's depreciation expense for 1997 and 1998 for the vehicle was $4,900.00 and $2,664.00, respectively. The Company also reimbursed Mr. Brooks $1,768.90 and $1,159.29 in 1997 and 1998, respectively, for costs incurred by Mr. Brooks in connection with the operation of such vehicle.

Option/SAR Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted to the President by the Company during fiscal 1999.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

No stock options or stock appreciation rights were exercised by the President in fiscal 1999, and no stock options or stock appreciation rights were outstanding at the end of fiscal 1999.

Long-term Incentive Plan Awards in Last Fiscal Year

The Company did not have any long-term incentive plans in effect during fiscal 1999.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company does not have any employment agreements with any of its officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Five Percent or Greater Shareholders

The following table sets forth beneficial owners of five percent or more of the Company's outstanding shares of Common Stock known to the Company as of March 30, 2000. All shares shown in the table reflect sole voting and investment power unless otherwise indicated.

	Number of
	Shares	Percent
Name and address	Beneficially	Of Total
of beneficial owner	Owned	Shares
Charles B. Humphrey	229,321	27.02%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219
Johnathan M. Hill	229,321	27.02%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219
Sheila Irons, individually and as Trustee of Humphrey Children's Trust	64,209(1)	7.56%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219
Fred Oliver	55,037	6.48%
4625 Greenville Ave., Suite 205, Dallas, TX 75206
David Tyrrell, individually and as Trustee of the Katherine Desporte Tyrrell Trust	45,864(2)	5.40%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219

(1) Includes 45,864 shares held by Humphrey Children's Trust. Ms. Irons disclaims beneficial ownership of the shares of Common Stock held by the Humphrey Children's Trust.

(2) Includes 22,932 shares held by Katherine Desporte Tyrrell Trust. Mr. Tyrrell disclaims beneficial ownership of the shares of Common Stock held by the Katherine Desporte Tyrrell Trust.

Beneficial Ownership of Directors and Executive Officers

The following table sets forth the number of shares of Common Stock beneficially owned by each director of the Company, each executive officer of the Company and all directors and executive officers as a group as of March 30, 2000. All shares shown in the table reflect sole voting and investment power unless otherwise indicated.

	Number of
Name and address	Shares	Percent
of beneficial owner	Beneficially	Of Total
Directors and Executive Officers	Owned	Shares
Charles B. Humphrey	229,321	27.02%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219
Johnathan M. Hill	229,321	27.02%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219
Fred Oliver	55,037	6.48%
4625 Greenville Ave., Suite 205, Dallas, TX 75206
H. Wayne Gifford	36,691	4.32%
4625 Greenville Ave., Suite 203, Dallas, TX 75206
Katherine Murphy	18,345	2.16%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219
Sheila Irons, individually and as Trustee of Humphrey Children's Trust	64,209(1)	7.56%
3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX 75219
Directors and Executive Officers as a Group (6 individuals)	632,924	74.57%

Change of Control

As described in the joint Schedule 13D filed January 29, 1999 by Mr. Wayne Gifford, Mr. Charles B. Humphrey, Mr. Johnathan Hill, Mr. Fred Oliver, Ms. Sheila Irons (individually and as trustee of the Humphrey Childrens Trust), Mr. Katherine Murphy, Mr. David Tyrrell (individually and as trustee of the Katherine Desporte Tyrrell Trust) and Mr. Clay Moore (collectively, the "Purchasers") as a group and certain of the members of the group individually, on January 19, 1999, the Purchasers purchased in two simultaneous transactions (the "Purchases") an aggregate of 3,134,325 shares of Common Stock representing approximately 73.85% of the issued and outstanding shares of Common Stock. The Purchases were made pursuant to the terms of (i) a Stock Purchase Agreement dated January 19, 1999 among the Purchasers and Edward B. Brooks, Jr., Charles V.W. Brooks, Carol Brady, Rebecca Feldt and Debra Brooks Garrett (collectively, the "Brooks Sellers") and (ii) a Stock Purchase Agreement dated January 19, 1999 among the Purchasers and C. J. Cloarec, M.D. and Camrose Optical Co. (collectively, the "Cloarec Sellers"). In connection with the Brooks Purchase, the Brooks Sellers agreed to take or cause to be taken all such action as was necessary to cause Mr. Hill, Mr. Humphrey, Mr. Gifford, Mr. Oliver and Ms. Murphy to be appointed as the sole members of the Board of Directors which occurred in March 1999. Additionally, the newly constituted Board of Directors appointed Mr. Hill as President, Ms. Irons as Vice President and Secretary and Ms. Murphy as Treasurer and Assistant Secretary in March 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to certain operating agreements by and between the Company and Edward B. Brooks, Jr., Mr. Brooks served as the operator of certain of the Company's oil and gas interests. Pursuant to such operating agreements, the Company paid the following described amounts to Mr. Brooks in 1997 and 1998 and Mr. Brooks paid the following described amounts to the Company in 1997 and 1998.

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

In 1999, the Company purchased the Right Hand Creek Properties from Humphrey Oil Interests, L.P. for an aggregate purchase price of $345,125. The purchase price for the Right Hand Creek Properties was equal to the price Humphrey Oil Interests, L.P. had paid to acquire such interests. Charles B. Humphrey owns 98% of Humphrey Oil Interests, L.P. and is also Chairman of the Board of the Company. The cost of the 12.25% working interest and 8.93% revenue interest was $334,125.

The Company reimburses Humphrey Oil Corporation, which is the General Partner of Humphrey Oil Interests, L. P. and of which Charles B. Humphrey owns a majority interest, for certain monthly administrative expenses, including employees' time charges, rent, telephone, computer expenses and other office expenses incurred on behalf of the Company. These costs for fiscal 1999 totaled $39,513.47.

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

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, Texas on the 14th day of April, 2000.

GLADSTONE ENERGY, INC.

By:

Johnathan M. Hill

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 2000                                                 /s/   Johnathan M. Hill

Johnathan M. Hill, President (Chief

Executive Officer) and a Director

April 14, 2000                                                 /s/   Katherine R. Murphy

Katherine R. Murphy, Director, Treasurer

and Assistant Secretary

April 14, 2000                                                 /s/   Sheila Irons

Sheila Irons, Vice President and Secretary

April 14, 2000                                                 /s/   H. Wayne Gifford

H. Wayne Gifford, Director

April 14, 2000                                                 /s/   Charles B. Humphrey

Charles B. Humphrey, Director

April 14, 2000                                                 /s/   Fred Oliver

Fred Oliver, Director

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

27.1	Financial Data Schedule (filed herewith)