Form 10-Q
period 2000-03-31
GLADSTONE ENERGY INC
filed 2000-05-15
CIK 41656

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 1-1525

GLADSTONE ENERGY, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State of Incorporation)	91-0234563 (I.R.S. Employer Identification No.)

3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX (Address of principal executive offices)	75219 (Zip Code)

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

YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at March 31, 2000.

Class:	Common Stock, $.001 par value per share
Outstanding at March 31, 2000: 848,991 shares

                                                            HAROLD L. RATCLIFF

                                                        CERTIFIED PUBLIC ACCOUNTANT

                                                                                 4514 COLE AVENUE - LB26

                                                                                                SUITE 1010

                                                                                      DALLAS, TEXAS 75205

                                                                                                                                                                               MEMBER

(214) 526-5555                                                                                                                                           AMERICAN INSTITUTE

(214) 521-9055 - FAX                                                                                                                    CERTIFIED PUBLIC ACCOUNTANTS

                                              ACCOUNTANT'S REVIEW REPORT

Board of Directors

Gladstone Energy, Inc.

Dallas, Texas

I have reviewed the accompanying balance sheet of Gladstone Energy, Inc.,
as  of    March  31,  2000,    and   the   related   statements  of   operation,
stockholders' equity and changes in cash flows for  the  three  months  then ended and statements of operation and changes in  cash flows for the three
months  ended   March 31, 1999.    In accordance with the Statements on
Standards for  Accounting and Review Services by the American  Institute
of   Certified   Public  Accountants.   All   information   included   in  these
statements is the representation of  the management of Gladstone Energy,
Inc.

A   review  consists   principally  of   inquiries of   Company  personnel and
analytical   procedures  applied to  financial data.   It  is substantially less in
scope  than  an  audit  in   accordance  with   generally    accepted  auditing
standards,  the objective of which is the expression of an opinion regarding
the financial statements as a whole.   Accordingly, I do not express such an
opinion.

Based  on  my  review,  I  am  not aware of  any material modifications that should  be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The  financial  statements  for  the  year  ended  December  31,  1999, were audited by me and I expressed an unqualified opinion on them in my  report dated  February 4, 2000, but I have not performed any auditing procedures since that date.

                                                                       /s/ Harold L. Ratcliff

                                                                       Certified Public Accountant

Dallas, Texas

May 4, 2000

Part I. Financial Information Item 1. Financial Statements

GLADSTONE ENERGY, INC. BALANCE SHEETS At March 31, 2000 (Unaudited) and December 31, 1999 (Audited)

ASSETS
	March 31, 2000	December 31, 1999
Current assets:
Cash	$ 49,769	$ 134,342
Accounts receivable	63,315	40,821
Total current assets	113,084	175,163
Property and equipment:
Gas and oil properties (successful efforts method)	929,476	991,709
Field equipment	17,128	17,128
	946,604	1,008,837

Less accumulated depletion and depreciation	(485,213)	(464,044)
Total property and equipment	461,391	544,793
Other assets:
Cost in excess of amount assigned to net assets in New Mexico at date of acquisition	337,000	337,000
Less accumulated amortization	(301,674)	(300,121)
Loan origination fees, net of amortization	5,963	7,156
	41,289	44,035
	$ 615,764	$ 763,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 94,455	$ 137,458
Installment note payable to bank	55,000	55,000
Accrued interest on note	1,799	1,878
Total current liabilities	151,254	194,336

Long-term portion of note payable
Installment note payable to bank	160,000	175,000

Deferred income taxes	-	-

Stockholders' equity:
Common stock	849	849
Capital in excess of stated value	1,379,284	1,379,284
Retained earning (deficit)	(1,075,623)	(985,479)
	304,510	394,655
	$ 615,764	$ 763,991

See accompanying notes

GLADSTONE ENERGY, INC. STATEMENTS OF OPERATIONS For the three months ended March 31, 2000 and 1999 (Unaudited)

	For the three months ended March 31,
	2000	1999
Sales:
Gas and oil	$ 82,564	$ 8,139

Cost of sales:
Production taxes	9,083	624
Well operating expense	10,654	3,688
	19,737	4,312
Gross profit on sales	62,827	3,827

Expenses:
Dry hole and abandonment loss (recovery)	87,475	(3,347)
Depletion	20,071	6,138
Prospect expenses	-	-
Depreciation and amortization	3,844	1,852
General and administrative	21,508	7,719
Interest	7,243	-
Taxes	2,070	-
Legal, auditing and accounting	10,776	18,192
	152,987	30,554
	(90,160)	(26,727)

Other income:
Interest and dividend income	16	538
Income (loss) before taxes	(90,144)	(26,189)

Income taxes	-	-
NET INCOME (LOSS)	$ (90,144)	$ (26,189)

Earnings per share:

Basic earnings per share (1) (See Note 8)	$ (.11)	$ (.03)

Diluted earnings per share (1) (See Note 8)	$ (.11)	$ (.03)

(1) The earning per share have been adjusted to the current number of shares outstanding (848,991 shares).

See accompanying notes

GLADSTONE ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY For the three months ended March 31, 2000 (Unaudited) and the year ended December 31, 1999 (Audited)

		Capital in
		Excess of	Retained
	Common	Stated	Earnings
	Stock (A)	Value	(Deficit)	Total

Balance at December 31, 1998	150,000	1,230,134	(781,413)	598,721

Net loss for the year 1999	-	-	(204,066)	(204,066)

Net change for the period (A)	(149,151)	149,151	-	-

Balance at December 31, 1999	849	1,379,285	(985,479)	394,655

Net loss for the period	-	-	(90,144)	(90,144)

Balance at March 31, 2000	$ 849	$ 1,379,285	$(1,075,623)	$ 304,511

(A)

Common Stock consisted of no par value shares only until August 10, 1999. There were 6,000,000 shares authorized and 4,244,060 shares issued and outstanding, The stated value for all outstanding shares was $150,000. On August 10, 1999, the Company effected a 1 for 5 reverse stock split. On August 13, 1999, the Company reincorporated as a Delaware corporation with authorized capital inventory of 10,000,000 shares of Common Stock with par value of $.001 per share and 5,000,000 shares of Preferred Stock with a par value of $.001 per share. At March 31, 2000, there were 848,991 shares of Common Stock outstanding. See NOTE 1 - ORGANIZATION

See accompanying notes

GLADSTONE ENERGY, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2000 and 1999
(Unaudited)

	2000	1999
Cash flows (to) operating activities:
Net earnings (loss)	$ (90,144)	$ (26,189)
Adjustments to reconcile net earnings to net
Cash provided by (to) operating activities:
Depreciation, depletion and amortization	23,915	7,990
(Increase) decrease in accounts receivable	(22,494)	38
Decrease in oil and gas properties	63,186	-
(Decrease) in accounts payable	(43,082)	(16,397)

Net cash (to) operating activities	(68,619)	(34,558)

Cash flows from (to) investing activities:
Sale of oil and gas properties	-	315,000
Investment in oil and gas properties	(954)	-

Net cash from (to) investing activities	(954)	315,000

Cash flows (to) financing activities:
Payments on bank loan	(15,000)	-

Net cash (to) financing activities	(15,000)	-

Net increase (decrease) in cash	(84,573)	280,442

Cash beginning of period	134,342	23,372

Cash at end of period	$ 49,769	$ 303,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 7,243	$ -

Federal income taxes	$ -	$ -

See accompanying notes

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2000

NOTE 1 - ORGANIZATION

Gladstone Energy, Inc. (f/k/a Gladstone Resources, Inc.) (the "Company") was incorporated in the State of Washington on July 19, 1916. The Company sells oil and gas in Louisiana, Texas and New Mexico. The sales to the customers are on open accounts receivable, which are unsecured. As of August 10, 1999, the Company merged its wholly owned subsidiary into the parent company. As of August 12, 1999, the Company reorganized under Code Section 368 of the Internal Revenue Code of 1986 changing its jurisdiction of incorporation from Washington to Delaware and changing its name to Gladstone Energy, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On an accrual basis, the Company uses the successful efforts method of accounting. This method follows the premise that an enterprise is to capitalize only those costs it incurs that directly result in an asset that has future benefits measured in terms of future cash flows.

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2000, or December 31, 1999. There were no significant non-cash investing or financing activities during the periods ended March 31, 2000 and December 31, 1999.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Of the net revenue interest amount of $63,315 due from oil and gas sales and joint interest billings as of March 31, 2000, $53,652 has been received from the operators and participants as of the date of this report. The sales to the customers are on open accounts receivable, which are unsecured, and generally are received within 60 days.

NOTE 4 - PROPERTY AND EQUIPMENT

Gas and oil properties

Currently, the Company has producing wells in Pecos County in Texas, San Juan County in New Mexico, and in Beauregard and Allen Parishes of Louisiana.

The Company owns a 28.125% net revenue interest in 5 producing gas wells in San Juan County, New Mexico.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2000

The Company closed, on July 15, 1999, an acquisition of 12.25% working interest in the Righthand Creek Field located in Beauregard and Allen Parishes of Louisiana. The effective date of the acquisition was May 1, 1999. The interest consists of 6 producing wells (.735 net productive wells) with current net production of approximately 47.5 barrels of oil per day, 1 injection well, and 2 gross (.245 net) non-producing wells.

A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS, INCLUDING THE REVISIONS, HAVE BEEN FURNISHED BY THE COMPANY MANAGEMENT AND HAVE NOT BEEN VERIFIED BY ANY INDEPENDENT PETROLEUM ENGINEERS. The Company believes there are no "proved undeveloped reserves" at March 31, 2000.
	Total for United States in MCF's
	March 31, 2000	December 31, 1999
Beginning of period (January 1)	644,895	1,160,243
Purchase of reserves	-	464,899
Deduction for sale of leases	-	(976,459)
Adjustment to reserves (1)	-	83,055
Production (total to date)	(29,166)	(86,843)
Balance at end of period	615,729	644,895

(1)	Based on reevaluation of estimated reserves by the Company. The estimates were based on current production levels of all properties.

NOTE 5 - FEDERAL AND STATE INCOME TAXES

As noted in Note 2, due to the amount of losses that are currently being carried forward, along with the carryover percentage depletion, the Company has not assigned any future tax benefits to the accumulated losses.

Net operating loss deductions and credits carryforward consists of the following:
From year	Year
Ended	Expires	Losses
12-31-94	12-31-09	$ 100,759
12-31-97	12-31-12	57,877
12-31-98	12-31-13	129,028
12-31-99	12-31-14	118,486
		$ 406,150

There are limitations on the use of the losses due to change of control which occurred in 1999.

At December 31 1999, there was $298,732 of statutory depletion carryover to 2000.

At December 31 1999, there was $10,000 of Section 179 depreciation carryover to 2000.

At December 31, 1999, there was $109,071 in capital loss carryover to 2000.

NOTE 6 - COMMITMENT AND CONTINGENCY

At March 31, 2000, the Company had no material commitments.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2000

NOTE 7 - COMMON STOCK

Currently the Company's common stock is not traded on any exchange or automated quotation system.

At March 31, 2000, there were no outstanding stock options issued by the Company.

The following shares of common stock were outstanding for the periods under report.
	March 31, 2000	December 31, 1999
Common stock, $.001 par value	848,991	848,991

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

NOTE 8 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters included the following:

1. Major Customers

In 1999, the Company had two customers which represented 72% and 19% of their total revenue.

NOTE 9 - RENT EXPENSE

The Company currently pays rent of $500.00 per month to Humphrey Oil Corporation, inclusive of phone service. Rent expense through March 31, 2000 was $1,500. The Company does not have a commitment on a lease contract. Rent expense for 1999 was $6,088.

NOTE 10 - ACQUISITION OF PROPERTIES

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

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2000

NOTE 11 - CREDIT AGREEMENT

On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which at April 1, 2000, had a borrowing base of $215,000. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in certain oil and natural gas working interests in the Right Hand Creek Properties.

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

Under the terms of the Credit Facility, the Company must not permit its Current Ratio (as defined) of Current Assets (as defined) to its Current Liabilities (as defined) to be less than 1.25 to 1.0 at any time. Furthermore, the Company must not permit its Tangible Net Worth (as defined) to be less at any time than $1.00 plus (i) 50% of positive Net Income (as defined) for all quarterly periods ending subsequent to December 31, 1998, plus (ii) 100% of any Equity Infusions (as defined) to Debt Service (as defined) to be less than 1.25 for 1.0, determined as of the end of each fiscal quarter of the Company on or after September 30, 1999.

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

Item 2.

Gladstone Energy, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This quarterly report on form 10-Q of the Company contains "forwarding-looking statements" within the meaning of, Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information - Cautionary Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.

Results of Operations - Comparison of Three Month Periods Ended March 31, 2000 and 1999

Net Income (Loss). The Company had a net loss for the three month period ended March 31, 2000 of ($90,144) compared to the net loss of ($26,189) for the corresponding period of 1999, representing ($.11) per share for the period in 2000 and ($.03) per share for the same period in 1999.

Revenues. Revenues for the three month period ended March 31, 2000 were $82,564 compared with $8,139 for the corresponding period in 1999, a 914% increase. These increases in revenues were primarily a result of the acquisition of the Right Hand Creek Properties, which was effective as of May 1, 1999.

Costs and Expenses. Costs and expenses for the three month period ended March 31, 2000 increased $137,858, or 395%, to $172,724 versus $34,866 for the corresponding period of 1999. General and administrative expenses increased due to the abandonment of dry holes and the associated acreage, and an officers and directors insurance policy that had not previously been carried. Legal, auditing, and accounting fees decreased $7,416, or 41%, from $18,192 for the three month period ended March 31, 1999 to $10,776 for the same period in 2000 because improved reporting procedures have been implemented.

Liquidity and Capital Resources

Cash decreased $84,573 to $49,769 at March 31, 2000, from $134,342 at December 31, 1999, as a result of the cost of dry holes drilled and payments on bank loans. Accounts receivable increased $22,494 to $63,315 from $40,821 during the three months ended March 31, 2000 and accounts payable decreased $43,003 to $94,455 from $137,458 during the three months ended March 31, 2000. The increase in accounts receivable is primarily related to increased revenue from the Right Hand Creek Properties which has been accrued but not received as well as higher oil prices for the period, while the decrease in accounts payable is primarily due to paying invoices due on the drilling of a dry hole and an unsuccessful recompletion of a shut-in well related to the Right Hand Creek Properties, as well as to final payments on the drilling of the Cache Creek #1 dry hole in 1999.

Earnings (loss) before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the three month period ended March 31, 2000 was ($56,932) or (.07) per share for the three month period in 2000 compared to ($18,737), or ($.02) per share for the same period in 1998. (Per share figures have been adjusted retroactively to record the effects of the reverse split.) Management is of the opinion that any significant acquisitions, projects or drilling and/or recompletion work will require debt and/or equity financing. There is no assurance that the Company will be able to borrow additional amounts under the Credit Facility or obtain other debt and/or equity financing for any significant activities.

For the three months ended March 31, 2000, net cash used in operating activities was $68,619 compared to $34,558 for the three months ended March 31, 1999. Significant uses of cash in operations for the three months ended March 31, 2000, in addition to our net loss, was cash used to reduce payable. Additionally, accounts receivable increased.

The Company maintains a $15 million credit facility (the "Credit Facility") with Compass Bank, which is secured by a first lien deed of trust providing a security interest in the Right Hand Creek Properties. This facility expires on August 1, 2001. At April 1, 2000, the outstanding balance under the line of credit was $215,000 and the borrowing base was $215,000. Interest on the outstanding balance accrues on the first of each month at a rate per annum equal to the lesser of the (i) Highest Lawful Rate or (ii) 1% over the CBIR rate from time to time in effect, as therein defined. At April 1, 2000, this rate was 10%.

The Credit Facility requires the Company to comply with certain financial covenants such as a minimal current ratio, a minimal amount of tangible net worth, a minimal quick ratio and a maximum amount of debt to cash flow. The Credit Facility also contains a number of covenants affecting the Company's liquidity and capital resources, including restrictions on the Company's ability(i) to incur indebtedness other than (a) under the Credit Facility or (b) certain permitted indebtedness, or (ii) to pledge assets outside of the Credit Facility, other than certain permitted liens.

Inflation and Changing Prices

The impact of inflation, as always, is difficult to assess. During 1997 and 1998, the oil and gas industry remained depressed; however as of December 31, 1999, oil prices had made a rebound and were consistently improving. This improvement has continued and actually increased in the first quarter of 2000. The general softening of the market prior to and into 1999 had reduced the cost of labor, materials, contract services, and other operating costs; therefore, the increase in oil prices could cause an increase in operating costs. The Company cannot anticipate where cost and revenue trends will head; however, a sudden increase in inflation and/or an increase in operating costs coupled with a cessation of the current improved trend of oil prices could have an adverse effect on the operations of the Company.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

During the first quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

Item 5. Other Information

During the first quarter of the fiscal year, there is no Other Information to disclose.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits - Not applicable.

(b)	Reports on Form 8-K - No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE ENERGY, INC.

Date: May 12, 2000	By:
Katherine R. Murphy, Treasurer