Form 10-Q
period 2000-06-30
GLADSTONE ENERGY INC
filed 2000-08-14
CIK 41656

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 1-1525

GLADSTONE ENERGY, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State of Incorporation)	91-0234563 (I.R.S. Employer Identification No.)

3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX (Address of principal executive offices)	75219 (Zip Code)

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

YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at June 30, 2000.

Class:	Common Stock, $.001 par value per share
Outstanding at June 30, 2000: 848,991 shares

GLADSTONE ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999 (Audited)
Statements of Operations - For the Six Months Ended June 30, 2000 and 1999 (Unaudited)
Statements of Stockholders' Equity - For the Six Months Ended June 30, 2000 (Unaudited) and for the Year Ended December 31, 1999 (Audited)
Statements of Cash Flows - For the Six Months Ended June 30, 2000 and 1999 (Unaudited)
Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.	Other Information:

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

HAROLD L. RATCLIFF
CERTIFIED PUBLIC ACCOUNTANT
4514 COLE AVENUE - LB26
SUITE 1010
DALLAS, TEXAS 75205
MEMBER
(214) 526-5555 AMERICAN INSTITUTE
(214) 521-9055 - FAX CERTIFIED PUBLIC ACCOUNTANTS

                                                 ACCOUNTANT'S REVIEW REPORT

Board of Directors
Gladstone Energy, Inc.
Dallas, Texas

I have reviewed the accompanying balance sheet of Gladstone Energy, Inc., as of June 30,
2000, and the related statements of operation, stockholders' equity and changes in cash flows for the six months then ended and statements of operation and changes in cash flows for the six months ended June 30, 1999. In accordance with the Statements on Standards for Accounting and Review Services by the American Institute of Certified Public
Accountants. All information included in these statements is the representation of the management of Gladstone Energy, Inc.

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

                                                                       /s/ Harold L. Ratcliff
                                                                       Certified Public Accountant

Dallas, Texas
July 21, 2000

Part I. Financial Information Item 1. Financial Statements

GLADSTONE ENERGY, INC. BALANCE SHEETS At June 30, 2000 (Unaudited) and December 31, 1999 (Audited)

ASSETS
	June 31, 2000	December 31, 1999
Current assets:
Cash	$ 41,494	$ 134,342
Accounts receivable	57,373	40,821
Total current assets	98,867	175,163
Property and equipment:
Gas and oil properties (successful efforts method)	929,476	991,709
Field equipment	18,628	17,128
	948,104	1,008,837

Less accumulated depletion and depreciation	(510,824)	(464,044)
Total property and equipment	437,280	544,793
Other assets:
Cost in excess of amount assigned to net assets in New Mexico at date of acquisition, net of amortization	33,690	36,879
Loan origination fees, net of amortization	4,770	7,156
	41,289	44,035
	$ 574,607	$ 763,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 12,911	$ 137,458
Installment note payable to bank	55,000	55,000
Accrued interest on note	-	1,878
Total current liabilities	67,911	194,336

Long-term portion of note payable
Installment note payable to bank	145,000	175,000

Deferred income taxes	-	-

Stockholders' equity:
Common stock	849	849
Capital in excess of stated value	1,379,285	1,379,285
Retained earning (deficit)	(1,018,438)	(985,479)
	361,696	394,655
	$ 574,607	$ 763,991

See accompanying notes and accountant's report.

GLADSTONE ENERGY, INC. STATEMENTS OF OPERATIONS For the six months ended June 30, 2000 and 1999 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2000	1999	2000	1999
Sales:
Gas and oil	$ 138,266	$ 14,641	$ 220,830	$ 22,780

Cost of sales:
Production taxes	15,788	1,184	24,871	1,808
Well operating expense	28,661	4,591	39,315	8,279
	44,449	5,775	64,186	10,087
Gross profit on sales	93,817	8,866	156,644	12,693

Expenses:
Dry hole and abandonment loss (recovery)	(2,500)	(1,685)	84,975	(5,032)
Depletion	24,437	6,527	44,508	12,665
Prospect expenses	-	-	-	-
Depreciation and amortization	4,005	1,972	7,849	3,824
General and administrative	2,714	18,780	24,222	26,499
Interest	3,643	-	10,886	-
Taxes	382	108	2,452	108
Legal, auditing and accounting	3,954	32,092	14,730	50,284
	36,635	57,794	189,622	88,348
	57,182	(48,928)	(32,978)	(75,655)

Other income:
Interest and dividend income	3	4,549	19	5,087
Income (loss) before taxes	57,185	(44,379)	(32,959)	(70,568)

Income taxes	-	-	-	-
NET INCOME (LOSS)	$ 57,185	$ (44,379)	$ (32,959)	$ (70,568)

Earnings per share:

Basic earnings per share (1) (See Note 8)	$ .07	$ (.05)	$ (.04)	$ (.08)

Diluted earnings per share (1) (See Note 8)	$ .07	$ (.05)	$ (.04)	$ (.08)

(1) The earning per share have been adjusted to the current number of shares outstanding (848,991 shares).

See accompanying notes and accountant's report.

GLADSTONE ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY For the six months ended June 30, 2000 (Unaudited) and the year ended December 31, 1999 (Audited)

		Capital in
		Excess of	Retained
	Common	Stated	Earnings
	Stock (A)	Value	(Deficit)	Total

Balance at December 31, 1998	150,000	1,230,134	(781,413)	598,721

Net loss for the year 1999	-	-	(204,066)	(204,066)

Net change for the period (A)	(149,151)	149,151	-	-

Balance at December 31, 1999	849	1,379,285	(985,479)	394,655

Net loss for the period	-	-	(32,959)	(32,959)

Balance at June 30, 2000	$ 849	$ 1,379,285	$(1,018,438)	$ 361,696

(A)

Common Stock consisted of no par value shares only until August 10, 1999. There were 6,000,000 shares authorized and 4,244,060 shares issued and outstanding, The stated value for all outstanding shares was $150,000. On August 10, 1999, the Company effected a 1 for 5 reverse stock split. On August 13, 1999, the Company reincorporated as a Delaware corporation with authorized capital inventory of 10,000,000 shares of Common Stock with par value of $.001 per share and 5,000,000 shares of Preferred Stock with a par value of $.001 per share. At June 30, 2000, there were 848,991 shares of Common Stock outstanding. See NOTE 1 - ORGANIZATION

See accompanying notes and accountant's report

GLADSTONE ENERGY, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2000 and 1999
(Unaudited)

	For the six months ended June 30,
	2000	1999
Cash flows (to) operating activities:
Net earnings (loss)	$ (32,959)	$ (70,568)
Adjustments to reconcile net earnings to net
Cash provided by (to) operating activities:
Depreciation, depletion and amortization	52,354	16,489
(Increase) decrease in accounts receivable	(16,552)	(3,566)
Decrease in oil and gas properties	63,186	-
(Decrease) in accounts payable	(126,425)	151,489
Prepayment from working interest owner	-	613,499

Net cash (to) operating activities	(60,396)	707,343

Cash flows from (to) investing activities:
Investment in oil and gas properties	(2,452)	109,607

Net cash from (to) investing activities	(2,452)	109,607

Cash flows (to) financing activities:
Payments on bank loan	(30,000)	-

Net cash (to) financing activities	(30,000)	-

Net increase (decrease) in cash	(92,848)	816,950

Cash beginning of period	134,342	23,372

Cash at end of period	$ 41,494	$ 840,322

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 10,886	$ -

Federal income taxes	$ -	$ -

See accompanying notes and accountant's report

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2000

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

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of six months or less to be cash equivalents. There were no cash equivalents at June 30, 2000, or December 31, 1999. There were no significant non-cash investing or financing activities during the periods ended June 30, 2000 and December 31, 1999.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Of the net revenue interest amount of $57,314 due from oil and gas sales and joint interest billings as of June 30, 2000, $9,799 has been received from the operators and participants as of the date of this report. The sales to the customers are on open accounts receivable, which are unsecured, and generally are received within 60 days.

NOTE 4 - PROPERTY AND EQUIPMENT

Gas and oil properties

Currently, the Company has producing wells in Pecos County in Texas, San Juan County in New Mexico, and in Beauregard and Allen Parishes of Louisiana.

The Company owns a 28.125% net revenue interest in 5 producing gas wells in San Juan County, New Mexico.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2000

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

A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS, INCLUDING THE REVISIONS, HAVE BEEN FURNISHED BY THE COMPANY MANAGEMENT AND HAVE NOT BEEN VERIFIED BY ANY INDEPENDENT PETROLEUM ENGINEERS. The Company believes there are no "proved undeveloped reserves" at June 30, 2000.
	Total for United States in MCF's
	June 30, 2000	December 31, 1999
Beginning of period (January 1)	644,895	1,160,243
Purchase of reserves	-	464,899
Deduction for sale of leases	-	(976,459)
Adjustment to reserves (1)	-	83,055
Production (total to date)	(66,244)	(86,843)
Balance at end of period	578,651	644,895

(1)	Based on reevaluation of estimated reserves by the Company. The estimates were based on current production levels of all properties.

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

NOTE 6 - COMMITMENT AND CONTINGENCY

At June 30, 2000, the Company had no material commitments.

GLADSTONE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2000

NOTE 7 - COMMON STOCK

Currently the Company's common stock is not traded on any exchange or automated quotation system.

At June 30, 2000, there were no outstanding stock options issued by the Company.

The following shares of common stock were outstanding for the periods under report.
	June 30, 2000	December 31, 1999
Common stock, $.001 par value	848,991	848,991

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

NOTE 9 - RENT EXPENSE

The Company currently pays rent of $500.00 per month to Humphrey Oil Corporation, inclusive of phone service. Rent expense through June 30, 2000 was $3,560, which includes an expense adjustment. The Company does not have a commitment on a lease contract. Rent expense for 1999 was $6,088.

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

June 30, 2000

NOTE 11 - CREDIT AGREEMENT

On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which at July 1, 2000, had a borrowing base of $200,000. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in certain oil and natural gas working interests in the Right Hand Creek Properties.

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

Results of Operations - Comparison of Three Month and Six Month Periods Ended June 30, 2000 and 1999

Net Income (Loss). The Company had net income for the three month period ended June 30, 2000 of $57,185 compared to the net loss of $44,379 for the corresponding quarter of 1999, representing $.07 and ($.05) per share, respectively. The Company had a net loss for the six month period ended June 30, 2000 of ($32,959) compared to the net loss of ($70,568) for the corresponding period of 1999, representing ($.04) per share for the period in 2000 and ($.08) per share for the same period in 1999.

Revenues. Revenues for the three month period ended June 30, 2000 were $138,266 compared with $14,641 for the corresponding period in 1999, a 844% increase. Revenues for the six month period ended June 30, 2000 were $220,830 compared with $22,780 for the corresponding period in 1999, a 869% increase. These increases in revenues were primarily a result of the acquisition of the Right Hand Creek Properties, which was effective as of May 1, 1999.

Costs and Expenses. Costs and expenses for the three month period ended June 30, 2000, increased $17,515, or 28%, to $81,084 versus $63,569 for the corresponding period of 1999. Costs and expenses for the six month period ended June 30, 2000 increased $155,373, or 157%, to $253,808 versus $98,435 for the corresponding period of 1999. General and administrative expenses increased due to the abandonment of dry holes and the associated acreage, and an officers and directors insurance policy that had not previously been carried. Legal, auditing, and accounting fees decreased $35,554, or 71%, from $50,284 for the six month period ended June 30, 1999 to $14,730 for the same period in 2000 because improved reporting procedures have been implemented and the Company completed its reorganization.

Liquidity and Capital Resources

Cash decreased $92,848 to $41,494 at June 30, 2000, from $134,342 at December 31, 1999, as a result of the cost of dry holes drilled and payments on bank loans. Accounts receivable increased $16,552 to $57,373 from $40,821 during the six months ended June 30, 2000 and accounts payable decreased $124,547 to $12,911 from $137,458 during the six months ended June 30, 2000. The increase in accounts receivable is primarily related to increased revenue from the Right Hand Creek Properties which has been accrued but not received as well as higher oil prices for the period, while the decrease in accounts payable is primarily due to paying invoices due on the drilling of a dry hole and an unsuccessful recompletion of a shut-in well related to the Right Hand Creek Properties, as well as to final payments on the drilling of the Cache Creek #1 dry hole in 1999.

Earnings (loss) before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the three-month period ended June 30, 2000 is $89,649 or .11 per share compared to ($40,321), or ($.05) per share for the corresponding period of 1999. EBITDA for the six month period ended June 30, 2000 was $32,717 or $ .04 per share for the six month period in 2000 compared to ($59,058), or ($.07) per share for the same period in 1999. (Per share figures have been adjusted retroactively to record the effects of the reverse split.) Management is of the opinion that any significant acquisitions, projects or drilling and/or recompletion work will require debt and/or equity financing. There is no assurance that the Company will be able to borrow additional amounts under the Credit Facility or obtain other debt and/or equity financing for any significant activities.

For the six months ended June 30, 2000, net cash used in operating activities was $60,396 compared to $707,343 received for use for the six months ended June 30, 1999. Significant uses of cash in operations for the six months ended June 30, 2000, in addition to our net loss, was cash used to reduce payable. Additionally, accounts receivable increased.

The Company maintains a $15 million credit facility (the "Credit Facility") with Compass Bank, which is secured by a first lien deed of trust providing a security interest in the Right Hand Creek Properties. This facility expires on August 1, 2001. At June 30, 2000, the outstanding balance under the line of credit was $200,000 and the borrowing base was $200,000. Interest on the outstanding balance accrues on the first of each month at a rate per annum equal to the lesser of the (i) Highest Lawful Rate or (ii) 1% over the CBIR rate from time to time in effect, as therein defined. At July 1, 2000, this rate was 10%.

The Credit Facility requires the Company to comply with certain financial covenants such as a minimal current ratio, a minimal amount of tangible net worth, a minimal quick ratio and a maximum amount of debt to cash flow. The Credit Facility also contains a number of covenants affecting the Company's liquidity and capital resources, including restrictions on the Company's ability(i) to incur indebtedness other than (a) under the Credit Facility or (b) certain indebtedness, or (ii) to pledge assets outside of the Credit Facility, other than certain permitted liens.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

Item 5. Other Information

During the second quarter of the fiscal year, there is no Other Information to disclose.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits - Not applicable.

(b)	Reports on Form 8-K - No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE ENERGY, INC.

Date: August 14, 2000	By:
Katherine R. Murphy, Treasurer