Form 10-Q
period 2000-09-30
GLADSTONE ENERGY INC
filed 2000-11-15
CIK 41656

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 1-1525

GLADSTONE ENERGY, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State of Incorporation)	91-0234563 (I.R.S. Employer Identification No.)

3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX (Address of principal executive offices)	75219 (Zip Code)

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

YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at September 30, 2000.

Class:	Common Stock, $.001 par value per share
Outstanding at September 30, 2000: 848,782 shares

HAROLD L. RATCLIFF
CERTIFIED PUBLIC ACCOUNTANT
4514 COLE AVENUE - LB26
SUITE 1010
DALLAS, TEXAS 75205
MEMBER
(214) 526-5555 AMERICAN INSTITUTE
(214) 521-9055 - FAX CERTIFIED PUBLIC ACCOUNTANTS

                                              ACCOUNTANT'S REVIEW REPORT

Board of Directors

Gladstone Energy, Inc.

Dallas, Texas

I have reviewed the accompanying balance sheet of Gladstone Energy, Inc., as of September
30, 2000, and the related statements of operation, stockholders' equity and changes in cash flows for the nine months then ended and statements of operation and changes in cash flows for the nine months ended September 30, 1999. In accordance with the Statements on
Standards for Accounting and Review Services by the American Institute of Certified Public
Accountants. All information included in these statements is the representation of the management of Gladstone Energy, Inc.

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

                                                                       /s/ Harold L. Ratcliff

                                                                       Certified Public Accountant

Dallas, Texas

November 10, 2000

Part I. Financial Information Item 1. Financial Statements

GLADSTONE ENERGY, INC. BALANCE SHEETS At September 30, 2000 (Unaudited) and December 31, 1999 (Audited)

ASSETS
	September 30, 2000	December 31, 1999
Current assets:
Cash	$ 111,793	$ 134,342
Accounts receivable	20,908	40,821
Deferred tax benefits	148,487	-
Total current assets	281,188	175,163
Property and equipment:
Gas and oil properties (successful efforts method)	829,484	991,709
Field equipment	18,628	17,128
	848,112	1,008,837

Less accumulated depletion and depreciation	(498,448)	(464,044)
Total property and equipment	349,664	544,793
Other assets:
Cost in excess of amount assigned to net assets in New Mexico at date of acquisition, net of amortization	32,921	36,879
Loan origination fees, net of amortization	-	7,156
	32,921	44,035
	$ 663,773	$ 763,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 13,176	$ 137,458
Installment note payable to bank	-	55,000
Accrued interest on note	-	1,878
Total current liabilities	13,176	194,336

Long-term portion of note payable
Installment note payable to bank	-	175,000

Deferred income taxes	-	-

Stockholders' equity:
Common stock	849	849
Capital in excess of stated value	1,379,271	1,379,285
Retained earning (deficit)	(729,523)	(985,479)
	650,597	394,655
	$ 663,773	$ 763,991

See accompanying notes and accountant's report.

GLADSTONE ENERGY, INC. STATEMENTS OF OPERATIONS For the three months and nine months ended September 30, 2000 and 1999 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
Sales:
Gas and oil	$ 74,813	$ 133,036	$ 295,643	$ 155,816

Cost of sales:
Production taxes	8,209	13,611	33,080	15,419
Well operating expense	12,596	23,117	51,911	31,396
	20,805	36,728	84,991	46,815
Gross profit on sales	54,008	96,308	210,652	109,001

Expenses:
Dry hole and abandonment loss	2,500	24,764	87,475	19,732
Depletion	9,413	29,828	53,921	42,493
Prospect expenses	-	21,115	-	21,115
Depreciation and amortization	4,910	2,666	12,759	6,490
General and administrative	11,179	18,279	35,401	44,778
Interest	3,490	2,665	14,376	2,665
Taxes	-	491	2,452	599
Legal, auditing and accounting	4,728	22,073	19,458	72,357
	36,220	121,881	225,842	210,229
	17,788	(25,573)	(15,190)	(101,228)

Other income:
Gain on sale of assets	122,640	-	122,640	-
Interest and dividend income	-	4,056	19	9,143
Income (loss) before taxes	140,428	(21,517)	107,469	(92,085)

Income taxes (benefits)	(148,487)	-	(148,487)	-
NET INCOME (LOSS)	$ 288,915	$ (21,517)	$ 255,956	$ (92,085)

Earnings per share:

Basic earnings (loss) per share (1) (See Note 8)	$ .34	$ (.03)	$ .30	$ (.11)

Diluted earnings (loss) per share (1) (See Note 8)	$ .34	$ (.03)	$ .30	$ (.11)

(1) The earning per share have been adjusted to the current number of shares outstanding (848,782 shares).

See accompanying notes and accountant's report.

GLADSTONE ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY For the nine months ended September 30, 2000 (Unaudited) And the year ended December 31, 1999 (Audited)

		Capital in
		Excess of	Retained
	Common	Stated	Earnings
	Stock (A)	Value	(Deficit)	Total

Balance at December 31, 1998	150,000	1,230,134	(781,413)	598,721

Net loss for the year 1999	-	-	(204,066)	(204,066)

Net change for the period (A)	(149,151)	149,151	-	-

Balance at December 31, 1999	849	1,379,285	(985,479)	394,655

Payment for fractional shares	-	(14)	-	(14)

Net income for the period	-	-	255,956	255,956

Balance at September 30, 2000	$ 849	$ 1,379,271	$ (729,523)	$ 650,597

(A)

Common Stock consisted of no par value shares only until August 10, 1999. There were 6,000,000 shares authorized and 4,244,060 shares issued and outstanding, The stated value for all outstanding shares was $150,000. On August 10, 1999, the Company effected a 1 for 5 reverse stock split. On August 13, 1999, the Company reincorporated as a Delaware corporation with authorized capital inventory of 10,000,000 shares of Common Stock with par value of $.001 per share and 5,000,000 shares of Preferred Stock with a par value of $.001 per share. At September 30, 2000, there were 848,782 shares of Common Stock outstanding. See NOTE 1 - ORGANIZATION

See accompanying notes and accountant's report

GLADSTONE ENERGY, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2000 and 1999
(Unaudited)

	For the nine months ended September 30,
	2000	1999
Cash flows (to) operating activities:
Net earnings (loss)	$ 255,956	$ (92,085)
Adjustments to reconcile net earnings to net
Cash provided by (to) operating activities:
Depreciation, depletion and amortization	66,680	48,983
(Increase) decrease in accounts receivable	19,913	(93,267)
Write off oil and gas properties	63,187	-
Increase (decrease) in accounts payable	(126,160)	33,614
Prepayment from working interest owner	-	3,786
Adjust allowance for deferred income taxes	(148,487)	-

Net cash (to) operating activities	131,089)	(98,969)

Cash flows from (to) investing activities:
Purchase field equipment	(1,598)	-
Investment in oil and gas properties	(2,886)	(352,609)
Sale of oil and gas properties	80,860	315,000

Net cash from (to) investing activities	76,376	(37,609)

Cash flows (to) financing activities:
Proceed from (payments to) bank loan	(230,000)	221,652
Payment for fractional shares	(14)	-

Net cash (to) financing activities	(230,014)	221,652

Net increase (decrease) in cash	(22,549)	85,074

Cash beginning of period	134,342	23,372

Cash at end of period	$ 111,793	$ 108,446

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 14,377	$ 2,665

Federal income taxes	$ -	$ -

See accompanying notes and accountant's report

GLADSTONE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

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

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of six months or less to be cash equivalents. There were no cash equivalents at September 30, 2000, or December 31, 1999. There were no significant non-cash investing or financing activities during the periods ended September 30, 2000 and December 31, 1999.

Depreciation, depletion and amortization are calculated using the straight-line and unit of production method over the estimated useful lives of the assets or production of the estimated recoverable oil and gas reserves.

For income tax reporting, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Also, for tax purposes the Company deducts intangible drilling costs and capitalizes them on the successful efforts accounting method. Deferred income taxes had been recorded in prior years for the excess deductions, which will be taxable in future periods through reduced depreciation and cost depletion deductions for tax purposes. The Company had not assigned any future tax benefits to the accumulated losses in prior periods due to the projected losses in future years. The increase in oil and gas prices during the current period and the sale of the properties has resulted in a positive tax benefit being recorded in the current period.

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

NOTE 3 - ACCOUNTS RECEIVABLE

Of the net revenue interest amount of $20,908 due from oil and gas sales and joint interest billings as of September 30, 2000, $19,097 has been received from the operators and participants as of the date of this report. The sales to the customers are on open accounts receivable, which are unsecured, and generally are received within 60 days.

NOTE 4 - PROPERTY AND EQUIPMENT

Gas and oil properties

Currently, the Company has producing wells in Pecos County in Texas, San Juan County in New Mexico, and in Beauregard and Allen Parishes of Louisiana.

The Company owns a 28.125% net revenue interest in 5 producing gas wells in San Juan County, New Mexico. These wells were sold in October, 2000, effective for production purposes as of August 1, 2000.

GLADSTONE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

The Company closed, on July 15, 1999, an acquisition of 12.25% working interest in the Righthand Creek Field located in Beauregard and Allen Parishes of Louisiana. The effective date of the acquisition was May 1, 1999. The interest consists of 6 producing wells (.735 net productive wells) with current net production of approximately 47.5 barrels of oil per day, 1 injection well, and 2 gross (.245 net) non-producing wells. The Company sold 30% of its interest in these properties in September, 2000, effective for production purposes as of August 1, 2000. The balance of the Company's interest is being sold, subject to stockholder approval, in December, 2000, effective for production purposes as of September 1, 2000.

A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS, INCLUDING THE REVISIONS, HAVE BEEN FURNISHED BY THE COMPANY MANAGEMENT AND HAVE NOT BEEN VERIFIED BY ANY INDEPENDENT PETROLEUM ENGINEERS. The Company believes there are no "proved undeveloped reserves" at September 30, 2000.
	Total for United States in MCF's
	September 30, 2000	December 31, 1999
Beginning of period (January 1)	644,895	1,160,243
Purchase of reserves	-	464,899
Deduction for sale of leases	(109,859)	(976,459)
Adjustment to reserves (1)	-	83,055
Production (total to date)	(79,446)	(86,843)
Balance at end of period	455,590	644,895

(1)	Based on reevaluation of estimated reserves by the Company. The estimates were based on current production levels of all properties.

NOTE 5 - FEDERAL AND STATE INCOME TAXES

As noted in Note 2, due to the amount of losses that are currently being carried forward, along with the carryover percentage depletion, the Company had adjusted the future tax benefit to zero. During the current period the allowance adjusting deferred tax benefits has been adjusted, due to changing oil prices and the estimated future income, to $148,487.

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

NOTE 6 - COMMITMENT AND CONTINGENCY

At September 30, 2000, the Company had commitments, subject to stockholder approval, to sell of its New Mexico gas wells and the balance of the Louisiana oil wells.

GLADSTONE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE 7 - COMMON STOCK

Currently the Company's common stock is not traded on any exchange or automated quotation system.

At September 30, 2000, there were no outstanding stock options issued by the Company.

The following shares of common stock were outstanding for the periods under report.
	September 30, 2000	December 31, 1999
Common stock, $.001 par value	848,782	848,991

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

2. Oil and Gas Reserves

Oil reserves are provided by management based on engineering reports prepared in prior periods.

NOTE 9 - RENT EXPENSE

The Company currently pays rent of $500.00 per month to Humphrey Oil Corporation, inclusive of phone service. Rent expense through September 30, 2000 was $5,060, which includes an expense adjustment. The Company does not have a commitment on a lease contract. Rent expense for 1999 was $6,088.

NOTE 10 - ACQUISITION AND DIVESTITURE OF PROPERTIES

The Company closed, on July 15, 1999, with an effective date of May 1, 1999, an acquisition of 12.25% working interest in the Right Hand Creek Field located in Beauregard and Allen Parishes of Louisiana (collectively, the "Right Hand Creek Properties") from Humphrey Oil Interests, L.P., a Texas limited partnership ("Humphrey") (Charles B. Humphrey, a Director of the Company, is the limited partner in Humphrey and President of Humphrey Oil Corporation, its general partner) being 50% of the interest acquired by Humphrey from EXCO Resources, Inc. effective May 1, 1999. The Right Hand Creek Properties include 6 gross productive wells (.735 net productive wells) with current net production of approximately 55 barrels of oil and 2 gross (.245 net) non-producing wells that will require recompletions and/or workovers. The Right Hand Creek Properties include 725.3 gross (88.85 net) developed acres and 234.22 gross (28.69 net) undeveloped acres. Based on independent engineering estimates as of June 1, 1999, the Right Hand Creek Properties are estimated to contain 956,097 gross (85,396 net) barrels of oil and no gross or net million cubic feet of natural gas or proved reserves. The aggregate purchase price paid for the Right Hand Creek Properties was $349,125. The Company borrowed $230,000 of the purchase price under a new credit facility and the balance of the purchase price was paid out of working capital. The note was paid in full from the sale of the 30% of the Righthand Creek property for $201,000. The Company has contracted to sell the remaining interest in the Righthand Creek property, subject to stockholder approval, for $434,000 to EXCO Resources, Inc. The Company also sold the San Juan County New Mexico properties to EXCO Resources, Inc. for $267,000.

GLADSTONE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE 11 - CREDIT AGREEMENT

On July 15, 1999, the Company entered into a credit facility (the "Credit Facility") with Compass Bank (the "Lender"). The Credit Facility provides for borrowings up to $15 million, subject to borrowing base limitations. This agreement has been terminated and the note associated therewith paid in full.

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

Results of Operations - Comparison of Three Month and Nine Month Periods Ended September 30, 2000 and 1999

Net Income (Loss). The Company had net income for the three month period ended September 30, 2000 of $288,915 compared to the net loss of ($21,517) for the corresponding quarter of 1999, representing $.34 and ($.03) per share, respectively. The Company had net income for the nine month period ended September 30, 2000 of $255,956 compared to the net loss of ($92,085) for the corresponding period of 1999, representing $.30 per share for the period in 2000 and ($.11) per share for the same period in 1999.

Revenues. Revenues for the three month period ended September 30, 2000 were $74,813 compared with $133,036 for the corresponding period in 1999, a 44% decrease. This decrease was due to the sale on August 31, but effective August 1, 2000, of 30% of the Company's interest in the Righthand Creek Properties, the sale on October 10, 2000, but effective August 1, 2000, of the Company's properties in San Juan County, New Mexico, and the pending sale, subject to stockholder approval, of the Company's remaining interest in the Righthand Creek Properties that would be effective as of September 1, 2000 (collectively the "Property Sales"). Revenues for the nine month period ended September 30, 2000 were $295,643 compared with $155,816 for the corresponding period in 1999, a 90% increase. These increases in revenues were primarily a result of the acquisition of the Right Hand Creek Properties, which was effective as of May 1, 1999. This increase was partially offset by the Property Sales.

Costs and Expenses. Costs and expenses for the three month period ended September 30, 2000, decreased $101,584, or 64%, to $57,025 versus $158,609 for the corresponding period of 1999. This decrease was primarily due to reduced dry hole and abandonment loss (decreased $22,264 or 90% to $2,500), depletion (decreased $20,415 or 68% to $9,413), and prospect expenses (decreased $21,115 or 100% to none), as a result of the Property Sales, and reduced legal, auditing and accounting expenses (decreased $17,345 or 78% to $4,728) because improved reporting procedures have been implemented. Costs and expenses for the nine month period ended September 30, 2000 increased $53,789, or 20%, to $310,833 versus $257,044 for the corresponding period of 1999. General and administrative expenses increased due to the abandonment of dry holes and the associated acreage, and an officers and directors insurance policy that had not previously been carried. Legal, auditing, and accounting fees decreased $52,899, or 73%, from $72,397 for the nine month period ended September 30, 1999 to $19,458 for the same period in 2000 because improved reporting procedures have been implemented and the Company completed its reorganization.

Liquidity and Capital Resources

Cash decreased $22,549 to $111,793 at September 30, 2000, from $134,342 at December 31, 1999, as a result of the cost of dry holes drilled and payments on bank loans. Accounts receivable decreased $19,913 to $20,908 from $40,821 during the nine months ended September 30, 2000 and accounts payable decreased $124,282 to $13,176 from $137,458 during the nine months ended September 30, 2000. The decrease in accounts receivable is primarily related to the Property Sales, while the decrease in accounts payable is primarily due to paying invoices due on the drilling of a dry hole and an unsuccessful recompletion of a shut-in well related to the Right Hand Creek Properties, as well as to final payments on the drilling of the Cache Creek #1 dry hole in 1999.

Earnings (loss) before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the three-month period ended September 30, 2000 is $35,601 or .04 per share compared to $10,077, or $.01 per share for the corresponding period of 1999.   EBITDA for the nine month period ended September 30, 2000 was $68,318 or $.08 per share for the nine month period in 2000 compared to ($48,981), or ($.06) per share for the same period in 1999.  (Per share figures have been adjusted retroactively to record the effects of the reverse split.)   Management is of the opinion that any significant acquisitions, projects or drilling and/or recompletion work will require debt and/or equity financing. There is no assurance that the Company will be able to borrow additional amounts under the Credit Facility or obtain other debt and/or equity financing for any significant activities.

For the nine months ended September 30, 2000, net cash provided from operating activities was $131,089 compared to $98,969 used for the nine months ended September 30, 1999. Cash was provided from operations. Additionally, accounts receivable decreased due to the Property Sales.

The Company paid off and closed out their credit facility (the "Credit Facility") with Compass Bank.

Inflation and Changing Prices

The impact of inflation, as always, is difficult to assess.  During 1997 and 1998, the oil and gas industry remained depressed; however as of December 31, 1999, oil prices had made a rebound and were consistently improving. This improvement has continued and actually increased in the first three quarters of 2000. The general softening of the market prior to and into 1999 had reduced the cost of labor, materials, contract services, and other operating costs; therefore, the increase in oil prices could cause an increase in operating costs. The Company cannot anticipate where cost and revenue trends will head; however, a sudden increase in inflation and/or an increase in operating costs coupled with a cessation of the current improved trend of oil prices could have an adverse effect on the operations of the Company.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

During the third quarter of the fiscal year, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

Item 5. Other Information

During the third quarter of the fiscal year, there is no Other Information to disclose.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits - The exhibits listed in the accompanying Exhibit Index immediately following the signature page are filed as part of or incorporated by reference into this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K - Two Reports on Form 8-K were filed during the last quarter of the period covered by this report.

On August 31, 2000, the Company filed a Report on Form 8K relating to the sale of 30% of its interest in the Righthand Creek Properties.

On October 30, 2000, the Company filed a Report on Form 8K relating to the sale of its properties in San Juan County, New Mexico.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE ENERGY, INC.

Date: November 14, 2000	By: /s/ Katherine R. Murphy
Katherine R. Murphy, Treasurer

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION
10.1

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and G. R. Partners, Inc., as Purchaser. Incorporated by reference to Exhibit 2.1 in our report on Form 8-K dated August 31, 2000.

10.2

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and Bagwell No. 6 Family L. P., as Purchaser. Incorporated by reference to Exhibit 2.2 in our report on Form 8-K dated August 31, 2000.

10.3

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and Humphrey Children's Trust, Sheila Irons, Trustee, as Purchaser. Incorporated by reference to Exhibit 2.3 in our report on Form 8-K dated August 31, 2000.

10.4

Assignment and Bill of Sale dated August 31, 2000, effective as to accounting for production as of August 1, 2000. Incorporated by reference to Exhibit  2.4 in our report on Form 8-K dated August 31, 2000.

10.5

Purchase and Sale Agreement made and entered into as of the 10th day of October, 2000 between Gladstone Energy, Inc., as Seller, and EXCO Resources, Inc., as Purchaser. Incorporated by reference to Exhibit 2.1 in our report on Form 8-K dated October 10, 2000.

10.6

Assignment and Bill of Sale dated October 10, 2000, effective as to accounting for production as of August 1, 2000. Incorporated by reference to Exhibit 2.1 in our report on Form 8-K dated October 10, 2000.

27.1	Financial Data Schedule.