Form 10-K
period 2000-12-31
GLADSTONE ENERGY INC
filed 2001-04-02
CIK 41656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Delaware, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000
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

Class:	Common Stock, $.001 par value per share
Outstanding at March 30, 2001: 848,782 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

GLADSTONE ENERGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

ITEM 1.     BUSINESS

General

       The principal activity of Gladstone Energy, Inc., a Delaware corporation (the "Company"), formerly known as Gladstone Resources, Inc., has been its involvement in the acquisition of, exploration for and production of oil and natural gas. Historically, the Company has continually reviewed and evaluated potential oil and gas prospects. In evaluating prospects, the Company sometimes obtained engineering and technical assistance from independent consultants at prevailing industry rates.

       However, on November 23, 1999, the Board of Directors unanimously elected to pursue a strategic change in corporate direction to maximize shareholder value. On August 31, 2000, the Company sold, in three simultaneous transactions an aggregate of 30% of the Company's interest in and to the Righthand Creek Field in Allen and Beauregard Parishes, Louisiana (the "Righthand Creek Field") for an aggregate purchase price of $201,000. The three purchasers of the interest were i) G. R. Partners, Inc., who acquired 8.1632653% of the Company's interest in and to the Righthand Creek Field for a purchase price of $54,693.88; ii) Bagwell No. 6 Family L. P., who acquired 12.2448980% of the Company's interest in and to the Righthand Creek Field for a purchase price of $82,040.82; and (iii) the Humphrey Children's Trust, who acquired 9.5918367% of the Company's interest in and to the Righthand Creek Field for a purchase price of $64,265.31. On October 10, 2000, the Company disposed of 100% of the Company's interest in and to the Company's San Juan County, New Mexico properties to EXCO Resources, Inc., for a purchase price of $267,000.00. Finally, on December 29, 2000, the Company disposed of the remainder of the Company's 8.575% working interest in and to and to the Righthand Creek Field to EXCO Resources, Inc. for a cash purchase price of $434,000.00. The Company is now considering directing the business plan to other industries or a potential merger, sale or recapitalization, or liquidation of the Company. Although the Company has not entered into any binding agreements in this regard, nor has the Board of Directors determined any specific course in connection with this action, the Company has been engaged, and expects to continue to be engaged in discussions with third parties as opportunities present themselves. No assurances can be given that the Company will be able to locate or consummate any transaction of this nature, nor can any assurances be given that such a transaction will result in any strategic benefit to the Company or its shareholders.

       At December 31, 2000, due to the sale of properties, the Company owned no interests in developed or undeveloped oil and gas properties. As a result of the sale of properties, the Credit Facility that the Company entered into on July 15, 1999, was paid off and terminated.

Operating Activities

       Prior to the sale in 2000 of its remaining oil and gas properties, the Company had contracted with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to act as contract operator of the oil and gas prospects in which it owned an interest; provided such transactions were on terms and conditions substantially similar to those offered by nonaffiliated parties. The contract operators supervised production, maintain production records, employ field personnel and perform other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. The wells that the Company previously owned were drilled by independent drilling contractors.

Products, Markets and Revenues

       Prior to the sale in 2000 of it remaining oil and gas properties, oil and natural gas were the principal products produced by the Company. The Company did not refine or process the oil and natural gas that it produced. The Company sold the oil it produces under short-term contracts at market prices in the areas in which the producing properties were located, generally at F.0.B. field prices posted by the principal purchaser of oil in such areas.

       Natural gas produced from the Company's properties was sold under both short-term and long-term contracts with transmission and utility companies that have pipelines in the vicinity of the producing properties or that will construct pipelines to such properties. The contracts were of a type common within the industry, and a separate contract was usually negotiated for each property. Typically, the Company's contracts were made for terms ranging from day to day up to six months.

       The availability of a ready market for oil and gas and the prices of oil and gas depend on a number of factors that are beyond the control of the Company. These factors include, among other things, the level of domestic production and economic activity generally, the availability of imported oil and gas, actions taken by foreign oil producing nations, the availability of gas pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and gas from any producing well in which the Company had or may have acquired an interest.

       Crude oil prices are generally determined by global supply and demand, while natural gas prices are influenced by North American supply and demand. There could be no assurance that the Company would be able to market all oil or gas that it was able to produce or, if such oil or gas could be marketed, that favorable price and contractual terms could be negotiated. Changes in oil and natural gas prices significantly affected the revenues and cash flow of the Company and the value of oil and gas properties it held. Prior to the sale of its remaining oil and gas properties in 2000, significant declines in the prices of oil and natural gas could have a material adverse effect on the business and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

       In certain areas in which the Company engaged in gas exploration and production activities, the supply of natural gas available for delivery from time to time exceeded the demand. During such times companies purchasing gas in such areas reduce the amount of gas that they will purchase or take. If buyers cannot be readily located for newly discovered gas reserves, newly completed gas wells may be shut-in for various periods of time. There could be no assurances that the over-supply of natural gas in certain areas would not cause the Company to experience "take" problems or adversely affect the Company's ability to obtain contracts to market gas discovered in wells in which the Company owned an interest.

       The following table sets forth the amount of the Company's oil sales, gas sales and the percent of oil and gas sales to total revenues for the periods indicated.

Year Ended			Total	Percent of Oil/Gas Sales to Total Revenues
December 31,	Oil Sales	Gas Sales	Oil/Gas Sales	Oil	Gas
2000	$ 239,333	$ 56,346	$ 295,679	81%	19%
1999	161,200	62,743	223,943	72%	28%
1998	144,311	119,691	264,002	55%	45%
1997	276,814	234,663	511,477	54%	46%

Delivery Commitments

       The Company is not presently obligated to provide a fixed and determinable quantity of oil or gas under any existing contract or agreement.

Customers

       During fiscal 2000, EXCO Resources, Inc. accounted for 81% and Bledsoe Petro Corp accounted for 16% of the Company's total revenues. During fiscal 1999 EXCO Resources, Inc. accounted for 72% and Bledsoe Petro Corp accounted for 19% of the Company's total revenues. All properties for which revenues were received from EXCO Resources, Inc. were included in the sales that occurred during 2000. See "Item 1. Business - Sale of Developed and Undeveloped Acreage."

Competition

       The oil and gas industry is highly competitive. The Company encountered strong competition from other independent operators and from major oil companies in acquiring properties suitable for exploration, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company.

       Exploration for and production of oil and gas is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, the Company did not experience any shortages in 2000.

       Competition for attractive oil and gas producing properties, undeveloped leases and drilling rights is also strong. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain of their existing producing properties for sale to independent producers.

Risks

       The Company's oil and gas operations, conducted in 2000 until the sale of its remaining properties were subject to all of the risks normally incident to the exploration for and production of oil and gas, including blowouts, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company was not fully insured against these risks either because insurance was not available or because the Company elected not to procure insurance due to prohibitive premium costs. The occurrence of such an event not fully insured against could have had a material adverse effect on the Company's financial position.

       The Company's prior oil and gas activities involved in part exploratory drilling, which carries a significant risk that no commercial oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, shortages of pipe and equipment and the unavailability of drilling rigs.

Employees

       At March 30, 2001, the Company had no employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company; provided such transactions are on terms and conditions substantially similar to those offered by nonaffiliated parties. The Company also utilizes the services of outside consultants on a contract basis.

Regulation

       General.  Domestic exploration for, and production and sale of, oil and gas are extensively regulated at the national, state and local levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which are often difficult and costly and which carry substantial penalties for the failure to comply. The heavy and increasing regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. The following are some specific regulations that may have affected the Company. This summary should by no means be relied upon as a complete review of regulatory matters that may have affected the Company's oil and natural gas production.

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

       In 1992, FERC issued Orders Nos. 636 and 636-A, which generally open access to interstate pipelines by requiring operators of such pipelines to unbundle transportation services from sales services and allow customers to pay for only the services they require, regardless of whether the customer purchases gas from such pipelines or from other suppliers. The orders also require upstream pipelines to permit downstream pipelines to assign upstream capacity to their shippers, and place comparable, unbundled access requirements on the downstream pipelines. The United States Court of Appeals upheld the unbundling provisions and other components of FERC's orders but remanded several issues to that commission for further explanation. On February 27, 1997, the FERC issued Order No. 636-C, addressing the court's concern. Petitions for rehearing on Order No. 636-C were denied on May 28, 1998. That order remains subject to judicial review and may change as a result of that review. Although these regulations should have generally facilitated the transportation of gas produced from the Company's properties it held and the direct access to end-user markets, the impact of these regulations on marketing the Company's production or on its gas transportation business could not be predicted. The Company, however, does not believe that it was affected any differently than other natural gas producers and marketers with which it competed .

       Federal Regulation of Oil. Sales of crude oil, condensate and natural gas liquids are not federally regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. A significant part of the Company's oil production was transported by pipeline. The Energy Policy Act of 1992 required the FERC to adopt a simplified ratemaking methodology for interstate oil pipelines. In 1993 and 1994, the FERC issued Order Nos. 561 and 562 adopting rules that establish new rate methods for such pipelines. Under those rules, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances. The United States Court of Appeals upheld the FERC's orders in 1996. The Company's cost of transporting oil has not been affected to any significant extent by these rules.

       State Regulation.  Certain states in which the Company operated regulate the spacing, drilling, plugging and abandonment of wells, limit the number of days in a given month during which a well can produce and otherwise limit the rate of allowable production from a well on the basis of a number of factors, including market demand for gas. The Company did not experience any material reductions in production due to proration. Nevertheless, these measures could materially affect the Company's production. Local, state and federal environmental controls could also effect the Company's operations through regulations enacted to protect against waste, conserve natural resources, prevent pollution and otherwise guard against abusing the environment. Such regulations could require spending funds on environmental protection measures and remedial measures. Further, penalties imposed on the Company for violating such regulations could seriously inhibit the Company's financial condition.

       Environmental Regulation.  Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations and consequently may impact the Company. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are constantly being changed, the Company is unable to predict the ultimate cost to it of complying with present and future environmental laws and regulations.

       Other Proposed Legislation.  In the past, Congress has been very active in the area of natural gas regulation. There are legislative proposals pending in the legislatures of various states which, if enacted, could significantly affect the petroleum industry. It is currently impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company.

ITEM 2.     PROPERTIES

Location and General Character

       The Company pays rent on a month-to-month basis and does not have a commitment on a lease contract. Rent expense for 2000, 1999, and 1998 was $7,060, $6,088, and $6,606. The Company considers this arrangement adequate for its present needs.

       Prior to the sale of its remaining properties in 2000, the Company's principal producing areas were in Louisiana, Texas and New Mexico.

Title to Properties

       As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than a preliminary review of local mineral records. Title investigations are made, and in most cases a title opinion of local counsel is obtained, before commencement of drilling operations. The Company believes that its methods of investigating title to properties in connection with the acquisition of such properties were consistent with practices customary in the oil and gas industry and that such practices were adequately designed to enable the Company to acquire good title to such properties. Some title risks, however, are not avoided, despite such practices.

       The Company's properties generally were subject to customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions, and may be mortgaged to secure indebtedness of the Company. The Company believes that none of such burdens materially detracted from the value of such properties or materially interfered with their use in the operation of the Company's business.

Oil and Gas Reserves

       At December 31, 2000, the Company's had no remaining oil and gas reserves.

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

Production

       The following table summarizes for the periods indicated, the Company's revenues, net production of oil and gas sold (including condensate and natural gas liquids) and the average sales price per unit of oil (Bbl) and gas (Mcf):

	Year Ended December 31,
	2000	1999	1998
Oil and Condensate
Revenues	$ 239,333	$ 161,200	$ 144,311
Production sold (Bbls)	9,132	7,913	11,057
Average sales price per Bbl	$26.21	$20.37	$13.05

Natural Gas
Revenues	$56,346	$62,743	$ 119,691
Production sold (Mcf)	24,653	39,366	62,690
Average sales price per Mcf	$2.29	$1.59	$1.90

       The Company's net production reported in the preceding table only includes production that is owned by the Company and produced to its oil and gas interest, less royalties. Fiscal 2000 oil production was 15% higher than fiscal 1999 and gas production was 37% lower. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total fiscal 2000 production decreased 9.0%. Total oil and gas revenues increased 32% due to increased prices.

       The average production (lifting) costs per barrel-equivalent (gas production being converted to barrel-equivalents at 6,000 cubic feet per barrel of oil) for the fiscal years ending December 31, 2000, 1999, and 1998, were, $3.67, $4.99, and $5.52, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on production costs. Depreciation, depletion and amortization expense for the fiscal years ended December 31, 2000, 1999, and 1998 was $5.03, $4.53, and $4.75, respectively, per barrel of oil and gas equivalent produced.

Productive Wells

       At December 31, 2000, the Company's had no remaining interest in productive wells.

Developed Acreage

       At December 31, 2000, the Company's had no remaining interest in developed acreage.

Undeveloped Acreage

       At December 31, 2000, the Company's had no remaining interest in undeveloped acreage.

Drilling Activities

       The following table summarizes the Company's approximate gross and net interests in the exploratory and development wells drilled during the periods indicated:

	EXPLORATORY WELLS
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
December 31, 2000	0	0	0.00		.00	.00
December 31, 1999	0	1	1.00		.01	.01
December 31, 1998	0	3	3.00		.55	.55

	DEVELOPMENT WELLS
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
December 31, 2000	0	0	0.00		.00	.00
December 31, 1999	0	2	2.00		.25	.25
December 31, 1998	0	0	0.00		.00	.00

       For purposes of the foregoing table, a dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion of an oil or gas well. A productive well is an exploratory or a development well that is not a dry hole. The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal years, regardless of when drilling was initiated. The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency. There were no drilling activities in fiscal 2000.

Present Activities

       At March 30, 2001, and since the sale of its remaining oil and gas properties in December 2000, the Company is not and has not been participating in the drilling of any development or exploratory wells.

ITEM 3.     LEGAL PROCEEDINGS

       The Company is not presently party to, nor is any of its property the subject of, any material pending legal proceedings other than routine litigation incidental to the Company's business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of the fiscal year, the shareholders were asked to approve and adopt the Sale and Purchase Agreement between the Company and EXCO Resources, Inc. ("Buyer") dated October 25, 2000, ("sale agreement") pursuant to which the Company proposed to sell for cash the 8.575% working interest in the Right Hand Creek Field in the Beauregard and Allen Parishes of Louisiana (the "Right Hand Creek property") that constituted substantially all of the remaining assets of the Company ("asset sale"). The Company received $434,000 cash as consideration for the asset sale under the terms of the sale agreement. The information in regard to the sale was submitted by the Company to a vote of its shareholders through the solicitation of proxies. At the Annual Meeting of Stockholders held on December 29, 2000, the stockholders approved the sale. The number of votes cast for, against and withheld were 725,831, 150 and 410 votes, respectively, and broker non-votes were 10,840.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

Market Information

       There is no established public trading market for the Common Stock.

Shareholders

       According to the records of the Company's transfer agent, there were 512 holders of record of the Common Stock at March 30, 2001.

Dividends

       The Company has not paid any cash dividends on its Common Stock. The Board of Directors of the Company presently plans to retain the Company's earnings, if any, to use to explore opportunities in other industries or, in connection with a merger, sale, recapitalization or liquidation of the Company. Future dividend policy is subject to the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements and the financial condition of the Company.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

       The comparative selected consolidated financial data of the Company is presented for the five (5) years ended December 31, 2000. The information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's Financial Statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2000	1999	1998	1997	1996
Operations
Revenues	$295,679	$233,943	$264,002	$511,477	$472,915
Net Income (loss) before extraordinary item	460,657	(204,066)	(486,267)	(196,662)	73,752
Net income (loss)	460,657	(204,066)	(486,267)	(196,662)	73,752
Net income (loss) per share (1)	.51	(.24)	(.57)	(.23)	.08

Balance Sheet
Current Assets	859,489	175,163	29,501	274,282	314,791
Current liabilities	31,053	194,336	21,729	55,005	59,900
Working capital (deficit)	828,436	(19,173)	7,772	219,277	254,891
Total assets	859,489	763,991	620,450	1,141,293	1,369,710
Long-term debt	0	175,000	0	0	0
Stockholders' equity	828,436	394,655	598,721	1,084,988	1,369,710

Current ratio	27.68	.90	1.35	4.98	5.25

(1)  The Company has not declared nor paid any dividends during any of the periods presented. The earnings per share for
     1998, 1997, and 1996 have been adjusted to the current number of shares outstanding.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Fiscal 2000 Results Compared to Fiscal 1999 Results

       The net income for fiscal 2000 was $433,795, or $.51 per share, compared to a net loss of $204,066, or $.24 per share, in fiscal 1999. This difference of $637,861 was primarily the result of the sale of the Company's remaining oil and gas properties during 2000.

       Oil and gas sales increased $71,736, or 32%, to 295,679 in fiscal 2000 from $223,943 in fiscal 1999. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total fiscal 2000 gas production decreased 9%. The total oil and gas revenue increase of 32% was due to the increase of all oil and gas prices during 2000.

       The Company's costs and expenses decreased $89,846, or 21%, to $347,846 in fiscal 2000 from $437,692 in fiscal 1999. Oil and gas production costs decreased $14,828 or 15%, to $81,760 in fiscal 2000 from $96,588 due to the sale of properties. Dry hole and abandonment costs decreased $11,742 or 10% to $102,646 in fiscal 2000 due to the sale of the Company's remaining oil and gas properties and no participation in new wells. Depletion, depreciation and amortization decreased from $65,697 to $66,680, or 1%, in fiscal 2000 due to the sale of the Company's remaining oil and gas properties. General and administrative costs increased from $43,115 to $43,581 or 1.0% in fiscal 2000 as a result of administration on the sale of properties. Legal, audit and accounting costs decreased from $75,501 to $32,304, or 57%, in fiscal 2000 due to the completion of the reorganization of the Company.

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

       The Company's costs and expenses decreased $209,715, or 32%, to 437,692 in fiscal 1999 from $647,407 in fiscal 1998. Oil and gas production costs decreased $34,324 or 26%, to $130,912 in fiscal 1999 from $130,912 due to decreased production. Dry hole and abandonment costs decreased $129,376 or 53% to $114,388 in fiscal 1999 due to smaller participation in fewer wells. Depletion, depreciation and amortization decreased from $102,215 to $65,697, or 36%, in fiscal 1999 due to decreased production. General and administrative costs increased from $11,162 to $43,115 or 386% in fiscal 1999 as a result of due to legal and accounting time necessary to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split, as well as improving reporting procedures in readiness of future activities. Legal, audit and accounting costs increased from $12,704 to $75,501, or 594%, in fiscal 1999 due to legal and accounting time necessary to prepare for and conduct or implement the annual meeting, the change of incorporation from Washington to Delaware, the 1 for 5 reverse split, as well as improving reporting procedures in readiness of future activities.

Liquidity and Capital Resources

       Cash increased $450,718 to $585,060 at December 31, 2000, from $134,342 at December 31, 1999. This increase was due to the cash sale of the Company's oil and gas properties. Accounts receivable decreased $17,012 to $23,809 from $40,821 during the corresponding periods, and accounts payable decreased $133,267 to $4,191 from $137,458. These decreases are all related to the sale of the Company's remaining oil and gas properties that occurred during 2000.

Inflation and Changing Prices

       With the sale of all of the oil and gas assets of the Company, the impact of inflation, should have minimal effect on the companies assets.

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

       Certain Industry and Marketing Risks. Prior to the sale in 2000 of the Company's remaining oil and gas properties, the Company's operations were subject to the risks and uncertainties associated with drilling for, and production and transport of, oil and natural gas. The Company incurred significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. Drilling activities are subject to numerous risks, including the risk that no commercial productive oil or gas reservoirs will be encountered. The Company's operations may have been materially curtailed, delayed or canceled as a result of numerous factors, including the presence of unanticipated pressure or irregularities in formations, accidents, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The Company's prospects for future growth and profitability would have depended predominately on its ability to replace present reserves through acquisition as well as its ability to successfully develop additional reserves. The Company's ability to market its oil and gas production was dependent upon the availability and capacity of oil and gas gathering systems and pipelines. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and in demand all could have materially adversely affected the Company's ability to market its oil and gas production.

       Uncertainty of Estimates of Oil and Gas Reserves. Numerous uncertainties are inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. This report contains an estimate of the Company's proved oil and gas reserves based upon reports of the Company's operators prior to the sale of its remaining oil and gas properties. The process of estimating gas and oil reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report.

       Inability to Develop Additional Reserves. The Company's success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Except to the extent that the Company conducted successful development activities or acquired properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company would be able to locate additional reserves or that the Company would drill economically productive wells or acquire properties containing proved reserves.

       Effects of Changing Oil and Gas Prices. The financial condition and results of operations of the Company depended upon the prices it receives for its oil and natural gas production and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond the control of the Company. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for oil and natural gas, conservation and the extent of governmental regulation of production and general economic conditions. A substantial or extended decline in oil or natural gas prices could have a material adverse effect on the estimated value of the Company's oil and gas reserves, and on its financial position, results of operations and access to capital.

       Operating Hazards and Uninsured Risks. The Company's operations were subject to the risks inherent in the oil and gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintained insurance against some, but not all, of the risks described above. There can be no assurance that any insurance would be adequate to cover any losses or liabilities. Further, the Company cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels.

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

       Environmental Liabilities. The Company's operations could result in liability for oil spills, discharge of hazardous materials and other environmental damages. In addition, the Company may be liable for environmental damages caused by previous owners of property purchased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for investment in other industries or merger, sale, recapitalization or liquidation of the Company. Although the Company maintained insurance coverage it considered to be customary in the industry, it was not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, the Company may be subject to liability due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons.

       Substantial Competition. The oil and gas industry is highly competitive and there are many other companies engaged in the oil and gas business. Many of the companies with which the Company competed have substantially greater financial, technical and other resources and may have greater experience in the oil and gas business than the Company.

       Need for Additional Capital. The Company's ability to acquire and exploit oil and gas properties is depended upon its ability to obtain necessary outside funding or to generate cash flow from operations. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. The amount and timing of the Company's future capital requirements, if any, will depend upon a number of factors, including the business opportunity, if any, chosen by the company or the merger or sale transaction or recapitalization, if any, chosen by the Company. Failure to obtain any required additional financing could materially adversely affect the Company's ability to pursue such business opportunity or transaction. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not applicable.

REPORT OF AUDIT

AND

FINANCIAL STATEMENTS

AND

OTHER FINANCIAL INFORMATION

GLADSTONE ENERGY, INC.

DALLAS, TEXAS

DECEMBER 31, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Set forth below is the index to the financial statements of Gladstone Energy, Inc. and Subsidiary.

All other schedules and historical financial information are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

HAROLD L. RATCLIFF
CERTIFIED PUBLIC ACCOUNTANT
12700 Park Central Drive
Suite 1600
DALLAS, TEXAS 75251
MEMBER
(972) 404-4010 AMERICAN INSTITUTE
(972) 404-4042 - FAX CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders

Gladstone Energy, Inc.

I have audited the accompanying balance sheet of Gladstone Energy, Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gladstone Energy, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flow for the three years then ended in conformity with generally accepted accounting principles.

Harold L. Ratcliff

Certified Public Accountant

Dallas, Texas
March 9, 2001

GLADSTONE ENERGY, INC.
BALANCE SHEET
December 31, 2000 and 1999

ASSETS

	2000	1999
Current assets:
Cash	$ 585,060	$ 134,342
Marketable securities	250,620	-
Accounts receivable	23,809	40,821
Total current assets	859,489	175,163
Property and equipment:

Gas and oil properties (successful efforts method)	-	991,709
Equipment	-	17,128
	-	1,008,837
Less accumulated depletion and depreciation	-	(464,044)
Total property and equipment	-	544,793
Other assets:
Loan origination fee	-	9,542
Cost in excess of amount assigned to net assets of subsidiary at date of acquisition	-	337,000
	-	346,542
Less accumulated amortization	-	302,507
Total other assets	-	44,035
	$ 859,489	$ 763,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term bank debt	$ -	$ 55,000
Accounts payable	4,191	137,458
Federal and state taxes	26,862	-
Accrued interest	-	1,878
Total current liabilities	31,053	194,336
Deferred income taxes	-	-
Long term portion of bank debt	-	175,000
Stockholders' equity:
Common stock	849	849
Capital in excess of stated value	1,379,271	1,379,285
Retained earnings (deficit)	(551,684)	(985,479)
Total stockholders' equity	828,436	394,655
	$ 859,489	$ 763,991

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.
STATEMENT OF OPERATIONS
Three years ended December 31, 2000

	2000	1999	1998 (Consolidated)
Sales:
Gas and oil	$295,679	$223,943	$264,002

Cost of Sales:
Revenue deductions	33,135	24,346	12,003
Well operating expense	48,625	72,242	118,909
	81,760	96,588	130,912
Gross profit on sales	213,919	127,355	133,090
Expenses:
Oil and gas prospect expense	-	24,491	-
Dry hole and abandonments	102,646	114,388	243,764
Depletion	53,921	56,973	90,846
Depreciation and amortization	12,759	8,724	11,369
General and administrative	43,581	43,115	11,162
Interest	14,377	9,862	-
Taxes	6,498	8,050	352
Legal, audit and accounting	32,304	75,501	12,704
Asset impairment charge	-	-	181,946
Recovery of taxes	-	-	(35,648)
	266,086	341,104	516,495
Loss from operations	(52,167)	(213,749)	(383,405)
Other income:
Gain on sale of assets	505,977	-	-
Unrealized loss on investments	-	-	(108,134)
Interest and dividend income	6,847	9,683	3,972

Income (loss) before taxes	460,657	(204,066)	(487,567)
Current income tax expense	26,862	-	-
Income taxes (benefit)-deferred	-	-	(1,300)
NET INCOME (LOSS)	$ 433,795	$(204,066)	$(486,267)
Income (Loss) per share (1):
Basic	$ .51	$ (.24)	$ (.57)
Diluted	$ .51	$ (.24)	$ (.57)

(1) The earnings per share have been adjusted to the current number of shares outstanding for 2000.

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Three years ended December 31, 2000

	Stated/Par Value	Capital Excess of Stated Value	Retained Earnings (Deficit)	Total
Balance at January 1, 1998	$ 150,000	$1,230,134	$ (295,146)	$1,084,988
Net loss for the year 1998	-	-	(486,267)	(486,267)
Balance at December 31, 1999(C)	$ 150,000	$1,230,134	$ (781,413)	$ 598,721
Net loss for the year 1999	-	-	(204,066)	(204,066)
Changes to stock par value (A)	(149,151)	149,151	-	-
Balance at December 31, 1999	$ 849	$1,379,285	$ (985,479)	$ 394,655
Purchase Partial Shares	-	(14)	-	(14)
Net income for the year 2000	-	-	433,795	433,795
Balance at December 31, 2000	$ 849	$1,379,271	$ (551,684)	$ 828,436

(A)

Common stock consisted of no par value shares only in 1998. There were 6,000,000 shares authorized and 4,244,060 shares issued and outstanding in 1998. The stated value for all outstanding shares in 1998 was $150,000. As of August 12, 1999, the company completed a reorganization and issued one new share of Gladstone Energy, Inc. stock for each five shares of Gladstone Resources, Inc. stock. The new company has authorized 10,000,000 shares of common stock with a par value of $.001 per share. There are now 848,782 common shares outstanding.

(B)	Authorized preferred stock consists of 5,000,000 shares with a par value of $.001 per share.
(C)	The Company merged the subsidiary into the parent company in 1999.

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.
STATEMENT OF CASH FLOWS
Three years ended December 31, 2000

	2000	1999	1998 (Consolidated)
Cash flows from operating activities:
Net income (loss)	$ 433,795	$(204,066)	$(486,267)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-productive properties written off	77,141	56,584	58,970
Depreciation, depletion and Amortization	66,680	65,697	102,215
Change in accounts receivable	17,012	(34,692)	45,948
Change in value of producing properties	-	-	149,267
Change in accounts payable	(133,267)	115,729	2,372
Change in accrued expenses	(1,878)	1,878	(35,648)
Gain from sale of properties	(505,977)	-	-
Decrease in value of listed securities	-	-	108,134
Increase in current taxes due	26,862	-	-
Change in deferred income taxes	-	-	(1,300)
Net cash provided (used) by operations	(19,632)	1,130	(56,309)
Cash flows from (to) investing activities:
Investment in oil and gas properties	(4,484)	(425,618)	(34,390)
Proceeds from sale of oil and gas properties	955,468	315,000	-
Purchase of listed securities	(250,620)	-	-
Net cash provided (used) by investing activities	700,364	(110,618)	(34,390)
Cash flow from financing activities:
Proceeds from (payment on) long-term debt	(230,000)	230,000	-
Purchase partial shares	(14)	-	-
Loan origination fee	-	(9,342)	-
Net cash provided (used) by financing activities	(230,014)	220,458	-
Net increase (decrease) in cash	450,718	110,970	(90,699)
Cash at beginning of year	134,342	23,372	114,071
Cash at end of year	$ 585,060	$ 134,342	$ 23,372
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$ 14,377	$ 7,984	$ -
Income tax	$ -	$ -	$ -

The accompanying notes are an integral part of this financial statement.

GLADSTONE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no significant non-cash investing or financing activities during the three year period ended December 31, 2000.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Revenue from all sales of oil and gas is generally received within 60 days. The accounts receivable at December 31, 2000 was received by March 1, 2001 and was the result of the sale of prospects.

NOTE 4 - INVESTMENT IN LISTED SECURITIES

The company invested on December 30, 2000, $250,620 in trading securities, for a short term investment.  There was no change in value as of December 31, 2000.

Under former management, the Company invested $109,071 in Windsor Energy Corporation in 1997, during 1998 the company filed bankruptcy and the investment was written off the books. The shares are not listed on an exchange and have no value.

NOTE 5 - PROPERTY AND EQUIPMENT

Gas and oil properties

NM Corporation, the subsidiary of Gladstone Resources, Inc., owned a 28.71% net revenue interest in 6 producing gas wells in San Juan County, New Mexico. The subsidiary was merged into its parent company in 1999. These properties were sold effective August 1, 2000 for $267,000.

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

From 1990 through 1994, the Company participated in successful wells in Schleicher and Pecos Counties in Texas. The reserves in Schleicher County were estimated by management to be 1,524,300 MCF's in 1994, there are currently seven producing wells and a pipeline. Gladstone Resources, Inc. had a 40.17% revenue interest in the Wilson-Pope wells in Schleicher County. The Schleicher County wells were sold for $295,000 in January, 1999, with an effective date of October 1, 1998, for income and expenses. The Pecos County property was sold effective December 30, 2000 for $8,500.

The company purchased a 12.25% working interest in producing oil wells in the Right Hand Check Field for $334,125 as of June 30, 1999. These properties were sold effective September 1, 2000 for $635,000.

Currently, the Company does not own any oil and gas properties or equipment.

            A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS INCLUDING THE REVISIONS HAVE BEEN FURNISHED BY MANAGEMENT. There are no "proved undeveloped reserves" according to management.

Total for the United States
Reserves in MCF's	2000	1999	1998
Beginning of year	644,895	1,160,243	1,293,559
Additions through purchase of leases	-	464,899	-
Sales of reserves	(565,449)	(976,459)	-
Adjustment to reserve (1)	-	83,055	(4,284)
Production	(79,446)	(86,843)	(129,032)
Balance at end of year (2)	-	644,895	1,160,243

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

(2) In January, 1999, the Kent and Schleicher Counties properties including reserves of 976,459 MCF's were sold.

NOTE 6 - FEDERAL AND STATE INCOME TAXES

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal tax rates to loss from continuing operations before income taxes and extraordinary items and recorded income tax expense (benefit) is as follows:

	2000	1999	1998
Tax expense (benefit) at statutory rate	$ 28,862	$ (28,535)	$ (32,119)
Non-deductible items	-	10,052	96,403
Change in valuation allowance	-	(18,483)	(65,584)
Provision for income tax (benefit) expense	$ 28,862	$ -	$ (1,300)

The components of the Company's deferred income taxes for 2000 and 1999 are as follows:

	2000	1999
Depreciation and depletion	$ -	$ (3,484)
Unrealized investment loss	-	18,129
Intangible Development costs	-	9,296
Impairment of asset value	-	27,292
Net operating loss carryforward	-	60,923
Valuation allowance	-	(112,156)
Total	-	-

Net operating loss deductions and credits carryforward consists of the following:

NOTE 7 - LONG-TERM DEBT

The Company had a commitment from Compass Bank to receive up to $15,000,000 in loans for oil and gas exploration or purchase of oil and gas properties. The Company had received $230,000 from the bank. The interest rate was 1% over the index rate. The due date was August 1, 2001. The note required monthly payments of $5,000 plus interest, beginning February 1, 2000. Also, the bank required the Company to meet certain financial ratios at year end. The Company paid the note in full on September 1, 2000.

NOTE 8 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.

Major Customers

In 2000, the Company had two customers which represent 81% and 16% of its total revenue.

NOTE 9 - RENT EXPENSE

The Company pays rent on a month-to-month basis. The Company does not have a commitment on a lease contract. Rent expense for 2000, 1999, and 1998 was $7,060, $6,088, and $6,606, respectively.

NOTE 10 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to certain operating agreements by and between the Company and Edward B. Brooks, Jr., Mr. Brooks served as the operator of certain of the Company's oil and gas interests. Pursuant to such operating agreements, the Company paid the following described amounts to Mr. Brooks in 1998 and Mr. Brooks paid the following described amounts to the Company in 1998.

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

In 1999, the Company purchased 50% of the working interest owned by Humphrey Oil Interests, L.P. in the Right Hand Creek field in Louisiana. The Company paid Humphrey Oil Interests, L.P. the same amount that they had paid for the working interest. Some of the Humphrey Oil Interests, L.P. partners are officers and directors of Gladstone Energy, Inc. The cost of the 12.25% working interest and 8.93% revenue interest was $334,125. The gross revenue averaged $29,917 per month and the net revenue averaged $24,880 per month in 2000. The gross revenue averaged $20,150 per month and net revenue averaged $14,438 per month in 1999.

The Company pays Humphrey Oil Interests, L.P. for monthly administrative expenses, including employees' time charges, rent, telephone, computer expenses and other office expenses. The Company paid $5,000 during the year 2000.

OTHER FINANCIAL INFORMATION

HAROLD L. RATCLIFF
CERTIFIED PUBLIC ACCOUNTANT
12700 Park Central Drive
Suite 1600
DALLAS, TEXAS 75251
MEMBER
(972) 404-4010 AMERICAN INSTITUTE
(972) 404-4042 - FAX CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Gladstone Energy, Inc.

My report on my audit of the basic financial statements of Gladstone Energy, Inc. for 2000 appears on page 3. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 15 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, I express no opinion on it.

Certified Public Accountant
Dallas, Texas
March 9, 2001

GLADSTONE ENERGY, INC.
EXHIBIT A
SUMMARY OF OPERATIONS

For the year ended December 31,

	2000	1999	1998	1997	1996
Sales
Gas and oil	$ 295,679	$ 223,943	$ 264,002	$ 511,477	$ 472,915
Cost of sales:
Revenue deductions	33,135	24,346	12,003	24,291	22,021
Well operating expenses	50,030	72,242	118,909	113,964	142,053
	83,165	96,588	130,912	138,255	164,074
Gross profit on sales	212,514	127,355	133,090	373,222	308,841

Expenses:
Depletion	53,921	56,973	90,846	115,003	101,275
Depreciation and amortization	12,759	8,724	11,369	18,100	9,072
Dryhole and abandonment	102,646	114,388	243,764	462,631	97,544
Oil and gas prospect expense	-	24,491	-	-	-
General and administrative	43,581	43,115	11,162	12,851	18,222
Interest	14,377	9,862	-	-	-
Taxes	6,498	8,050	352	2,905	586
Legal, audit and accounting	32,304	75,501	12,704	9,623	7,664
Asset impairment charge	-	-	181,946	-	-
Recovery of taxes	-	-	(35,648)	-	-
	266,086	341,104	516,495	621,113	234,363
Income (loss) from operations	(56,572)	(213,749)	(383,405)	(247,891)	74,478
Other income (losses)	514,229	9,683	(104,162)	24,369	13,783
Income (loss) before taxes	460,657	(204,066)	(487,567)	(223,522)	88,261
Income taxes (benefit)	26,862	-	(1,300)	(26,860)	14,509
NET INCOME (LOSS)	433,795	(204,066)	(486,267)	(196,662)	73,752
Retained earnings (deficit) at beginning of year	(985,479)	(781,413)	(295,146)	(98,484)	(172,236)
Retained earnings (deficit) at end of year	$ (551,684)	$ (985,479)	$ (781,413)	$ (295,146)	$ (98,484)
Capital stock and paid in capital	$ 1,380,134	$ 1,380,134)	$ 1,380,134)	$ 1,380,134)	$ 1,380,134)
Average common shares	848,782	848,791	4,244,060	4,244,060	4,244,060
Income (loss) per common share	$ .51	$ (.24)	$ (.57)*	$ (.23)*	$ .09*

*Adjusted for 1 for 5 reverse split.

See auditor's report on other financial information

GLADSTONE ENERGY, INC.
December 31, 2000

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

Description:	Balance 1-1-00	Additions	Retirement	Balance 12-31-00
Oil and gas properties	$ 991,709	$ 2,886	$ 994,595	$ -
Field and equipment	17,128	1,598	18,726	-
Totals	$ 1,008,837	$ 4,484	$ 1,013,321	$ -

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND

AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

Description:	Balance 1-1-00	Additions	Retirement	Balance 12-31-00
Oil and gas properties	$ 464,044	$ 59,524	$ 523,568	$ -
Field and equipment	-	-	-	-
Totals	$ 464,044	$ 59,524	$ 523,568	$ -

See auditor's report on other financial information

GLADSTONE ENERGY, INC.
CAPATILIZED COSTS OF OIL AND GAS PRODUCING ACTIVITIES
Years ended December 31, 2000

DISCLOSURE 2
	United States Total
	2000	1999
Capitalized costs proved properties	$ -	$ 904,658
Capitalized costs unproven properties	-	87,051

Total capitalized costs	-	991,709

Accumulated depletion and depreciation	-	(464,044)

Net costs	$ -	$ 527,665

See auditor's report on other financial Information

GLADSTONE ENERGY, INC.
COSTS INCURRED IN OIL AND GAS PROPERTY
ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

Three years ended December 31, 2000

DISCLOSURE 3
	United States Total
	2000	1999	1998
Acquisition of properties:
Proved	$ -	$ 340,072	$ -
Unproven	2,886	24,401	29,939

Exploration	27,248	187,033	243,765

Development costs	-	41,564	4,451

Production costs	50,030	63,742	118,909

See auditor's report on other financial information

GLADSTONE ENERGY, INC.
RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
For the three years ended December 31, 2000

DISCLOSURE 4

	For United States
	2000	1998	1997

Sales	$ 295,679	$ 223,943	$ 264,002

Production costs and taxes	83,165	96,588	130,912

Exploration expenses (included dry holes, abandonments and delay rents)	102,646	138,879	243,764

Asset impairment charge	-	-	181,946
Depreciation, depletion and amortization	59,524	63,311	99,551
	245,335	298,778	656,173

Results of operations from producing activities (excluding corporate overhead and interest costs)	$ 50,344	$ (74,835)	$ (392,171)

See auditor's report on other financial information

GLADSTONE ENERGY, INC.
RESERVE QUANTITY INFORMATION
For the three years ended December 31, 2000

DISCLOSURE 5
Proved developed reserves*	United States and Total
	2000		1999		1998
	Oil	Gas(1)	Oil	Gas(1)	Oil	Gas(1)

Beginning of year	69,570	227,473	75,122	709,511	86,904	772,135

Purchase of new properties	-	-	77,483	-	-	-

Revisions of previous estimates	-	-	-	83,055	(725)	66

Extensions of proved reserves	-	-	-	-	-	-

Sales of producing properties	(60,438)(3)	(202,820)(3)	(75,122)(2)	(525,727)(2)	-	-

Production	(9,132)	(24,653)	(7,913)	(39,366)	(11,057)	(62,690)

End of year	-	-	69,570	227,473	75,122	709,511

(1)  Gas includes gas liquids.
(2)   The Company sold the Schleicher and Kent Counties properties on January 19, 1999, effective   as of October 1, 1998.
(3)   The Company sold all of its properties, effective September 30, 2000 and prior.

Oil quantities are in barrels.
Gas quantities are in MCF'S.

*All undeveloped reserves that may exist are on the same leases as the developed reserves and additional wells, if drilled, may or may not produce additional reserves.

See auditor's report on other financial information

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The directors of the Company at March 30, 2001, were as follows:

Director	Age	Current Office(s) Held In the Company	Year First Elected Director
Johnathan M. Hill	52	President and a Director	1999
Katherine R. Murphy	44	Treasurer, Assistant Secretary and a Director	1999
H. Wayne Gifford	64	Director	1999
Charles B. Humphrey	45	Director	1999
Fred Oliver	76	Director	1999

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

Executive Officers

     The executive officers of the Company at March 30, 2001, were as follows:

Officers	Age	Current Office(s) Held in the Company
Johnathan M. Hill	52	President
Sheila Irons	59	Vice President and Secretary
Katherine R. Murphy	44	Treasurer and Assistant Secretary

     For information regarding the business experience of Messr. Hill and Madame Murphy, see the biographies above.

     Ms. Irons was appointed the Company's Vice President and Secretary of the Company in March 1999. Ms. Irons has been Vice President of Humphrey Oil Corporation since 1989.

     The term of each director and executive officer expires at the annual meeting of shareholders and directors, respectively, or at such times as their respective successors are duly elected and qualified .

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

     None of the executive officers of the Company received any salary or bonus during the fiscal year ended December 31, 2000. The Directors of the Company each received no Director's fees in 2000. The table below includes compensation paid by the Company for services rendered in fiscal 1998 to Edward B. Brooks, Jr., the former President and Chief Executive Officer of the Company.

Long-Term
Compensaton
		Annual Compensation			Awards
				Other Annual	Securities	All Other
Name and Principal				Compensation	Underlying	Compensation
Position	Year	Salary($)	Bonus($)	($)	Options(#)	($)
Edward B. Brooks, Jr. President and CEO	1998	0	---	(1)	---	---

(1)  The Company provided Mr. Brooks a vehicle for Company business. The Company's depreciation expense for 1998 for the vehicle was $2,664.00. The Company also reimbursed Mr. Brooks $1,159.29 in 1998, for costs incurred by Mr. Brooks in connection with the operation of such vehicle.

Option/SAR Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted to the President by the Company during fiscal 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

No stock options or stock appreciation rights were exercised by the President in fiscal 2000, and no stock options or stock appreciation rights were outstanding at the end of fiscal 2000.

Long-term Incentive Plan Awards in Last Fiscal Year

The Company did not have any long-term incentive plans in effect during fiscal 2000.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     The Company does not have any employment agreements with any of its officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

Beneficial Ownership of Five Percent or Greater Shareholders

The following table sets forth beneficial owners of five percent or more of the Company's outstanding shares of Common Stock known to the Company as of March 30, 2001. All shares shown in the table reflect sole voting and investment power unless otherwise indicated.

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

Beneficial Ownership of Directors and Executive Officers

     The following table sets forth the number of shares of Common Stock beneficially owned by each director of the Company, each executive officer of the Company and all directors and executive officers as a group as of March 30, 2001. All shares shown in the table reflect sole voting and investment power unless otherwise indicated.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On August 31, 2000, the Company sold to the Humphrey Children's Trust 9.5918367% of the Company's interest in and to the Righthand Creek Field for a purchase price of $64,265.31. The Humphrey Children's Trust is a trust set up for the benefit of Charles B. Humphrey's children. Mr. Humphrey currently serves as the Chairman of the Board of Gladstone Energy, Inc. The terms of the sale to the Humphrey Children's Trust were proportionately the same as the sale to two other parties, who have no affiliation with the Company, which occurred within the same time period.

The Company reimburses Humphrey Oil Corporation, which is the General Partner of Humphrey Oil Interests, L. P. and of which Charles B. Humphrey owns a majority interest, for certain monthly administrative expenses, including employees' time charges, rent, telephone, computer expenses and other office expenses incurred on behalf of the Company. These costs for fiscal 2000 totaled $12,363.

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

     3.       Exhibits:

3.1	Certificate of Incorporation of Gladstone Energy, Inc. incorporated by reference to Exhibit C from our 1999 Proxy Statement.
3.2	Bylaws incorporated by reference to Exhibit 3.2 from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.1

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and G. R. Partners, Inc., as Purchaser incorporated by reference to Exhibit 2.1 of our report on Form 8-K dated August 31, 2000.

10.2

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and Bagwell No. 6 Family L. P., as Purchaser incorporated by reference to Exhibit 2.2 of our report on Form 8-K dated August 31, 2000.

10.3

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and Humphrey Children's Trust, Sheila Irons, Trustee, as Purchaser incorporated by reference to Exhibit 2.3 of our report on Form 8-K dated August 31, 2000.

10.4

Assignment and Bill of Sale dated August 31, 2000, effective as to accounting for production as of August 1, 2000 incorporated by reference to Exhibit 2.4 of our report on Form 8-K dated August 31, 2000.

10.5

Purchase and Sale Agreement made and entered into as of the 10th day of October, 2000 between Gladstone Energy, Inc., as Seller, and EXCO Resources, Inc., as Purchaser. Incorporated by reference to Exhibit 2.1 in our report on Form 8-K dated October 20, 2000.

10.6

Purchase and Sale Agreement made and entered into as of the 25th day of October, 2000 between Gladstone Energy, Inc., as Seller, and EXCO Resources, Inc., as Purchaser. Incorporated by reference to Exhibit 2.2 in our report on Form 8-K dated December 29, 2000.

27.1	Financial Data Schedule.

(b)    Reports on Form 8-K

1.      Report on Form 8-K dated October 10, 2000.

2.      Report of Form 8-K dated December 29, 2000.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, Texas on the 30th of March, 2001.

                                                             GLADSTONE ENERGY, INC.

                                                             By: /s/ Johnathan M. Hill
                                                                     Johnathan M. Hill
                                                                     President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2001                                                 /s/ Johnathan M. Hill
                                                                        Johnathan M. Hill, President (Chief
                                                                        Executive Officer) and a Director

March 30, 2001                                                 /s/ Katherine R. Murphy
                                                                        Katherine R. Murphy, Director, Treasurer
                                                                        and Assistant Secretary

March 30, 2001                                                 /s/ Sheila Irons
                                                                        Sheila Irons, Vice President and Secretary

March 30, 2001                                                 /s/ H. Wayne Gifford
                                                                        H. Wayne Gifford, Director

March 30, 2001                                                 /s/ C. B. Humphrey
                                                                        Charles B. Humphrey, Director

March 30, 2001                                                 /s/ Fred L. Oliver
                                                                    Fred L. Oliver, Director

INDEX TO EXHIBITS
Exhibit No.	Item
3.1	Certificate of Incorporation of Gladstone Energy, Inc. incorporated by reference to Exhibit C from our 1999 Proxy Statement.
3.2	Bylaws incorporated by reference to Exhibit 3.2 from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.1

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and G. R. Partners, Inc., as Purchaser incorporated by reference to Exhibit 2.1 of our report on Form 8-K dated August 31, 2000.

10.2

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and Bagwell No. 6 Family L. P., as Purchaser incorporated by reference to Exhibit 2.2 of our report on Form 8-K dated August 31, 2000.

10.3

Purchase and Sale Agreement made and entered into as of the 30th day of August, 2000 between Gladstone Energy, Inc., as Seller, and Humphrey Children's Trust, Sheila Irons, Trustee, as Purchaser incorporated by reference to Exhibit 2.3 of our report on Form 8-K dated August 31, 2000.

10.4

Assignment and Bill of Sale dated August 31, 2000, effective as to accounting for production as of August 1, 2000 incorporated by reference to Exhibit 2.4 of our report on Form 8-K dated August 31, 2000.

10.5

Purchase and Sale Agreement made and entered into as of the 10th day of October, 2000 between Gladstone Energy, Inc., as Seller, and EXCO Resources, Inc., as Purchaser. Incorporated by reference to Exhibit 2.1 in our report on Form 8-K dated October 20, 2000.

10.6

Purchase and Sale Agreement made and entered into as of the 25th day of October, 2000 between Gladstone Energy, Inc., as Seller, and EXCO Resources, Inc., as Purchaser. Incorporated by reference to Exhibit 2.2 in our report on Form 8-K dated December 29, 2000.

27.1	Financial Data Schedule.