Form 10-K/A
period 2000-12-31
GLADSTONE ENERGY INC
filed 2001-04-03
CIK 41656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Delaware, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1 TO FORM 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating Part I, Items 1 and 4 in their entirety.

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

       However, on November 23, 1999, the Board of Directors unanimously elected to pursue a strategic change in corporate direction to maximize shareholder value. As a result the Company sold its oil and gas properties in 2000. On August 31, 2000, the Company sold, in three simultaneous transactions an aggregate of 30% of the Company's interest in and to the Righthand Creek Field in Allen and Beauregard Parishes, Louisiana (the "Righthand Creek Field") for an aggregate purchase price of $201,000. The three purchasers of the interest were i) G. R. Partners, Inc., who acquired 8.1632653% of the Company's interest in and to the Righthand Creek Field for a purchase price of $54,693.88; ii) Bagwell No. 6 Family L. P., who acquired 12.2448980% of the Company's interest in and to the Righthand Creek Field for a purchase price of $82,040.82; and (iii) the Humphrey Children's Trust, who acquired 9.5918367% of the Company's interest in and to the Righthand Creek Field for a purchase price of $64,265.31. On October 10, 2000, the Company disposed of 100% of the Company's interest in and to the Company's San Juan County, New Mexico properties to EXCO Resources, Inc., for a purchase price of $267,000.00. Finally, on December 29, 2000, the Company disposed of the remainder of the Company's 8.575% working interest in and to and to the Righthand Creek Field to EXCO Resources, Inc. for a cash purchase price of $434,000.00.

       The sale agreements executed by the Company in connection with the sales to EXCO Resources, Inc. of the Company's interest in the San Juan County, New Mexico properties and the Company's 8.575% working interest in the Righthand Creek Field on October 10, 2000 and December 29, 2000, respectively, contain certain representations and warranties of the Company with respect to such properties and the agreement of the Company to indemnify the buyer for a period of 3 years from all liabilities arising out of or related to any act or omission by the Company with respect to its interest in such properties prior to sale and for any liability caused by the Company's negligence or breach of the sale agreement. Under each such sale agreement, the Company remains liable for all claims relating to drilling, operations, production and sale of hydrocarbons from the property and the accounting and payment by the Company to parties for their interest therein (including any retroactive payments, refunds or penalties) insofar as such claims relate to occurrences before the sale, and the Company agrees to indemnify the buyer from all such claims.

       The Company is now considering other business opportunities, including opportunities in other industries. A business opportunity may involve an acquisition structured as a purchase, merger or sale of stock. A business opportunity may also involve a sale, which may be structured as a merger or sale of stock or assets, or a recapitalization or liquidation of the Company. A merger or sale of stock may be structured as or to include as a preliminary step the sale by the Company's current officers and directors of their controlling interest in the Company. Depending upon the nature of the transaction, the current officers and directors of the Company may resign their positions. In that event, the Company's current management would not have any control over the conduct of the Company's business following such transaction.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Stockholders held on December 29, 2000, the stockholders were asked to elect five directors to serve on the Board of Directors and approve and adopt the Sale and Purchase Agreement between the Company and EXCO Resources, Inc. ("Buyer") dated October 25, 2000, ("sale agreement") pursuant to which the Company proposed to sell for cash the 8.575% working interest in the Right Hand Creek Field in the Beauregard and Allen Parishes of Louisiana (the "Right Hand Creek property") that constituted substantially all of the remaining assets of the Company ("asset sale").

            -    Directors. The following members were elected to the Board of Directors:

Name	Votes For	Votes Withheld
Johnathan M. Hill	736,831	400
Charles B. Humphrey	736,831	400
Fred Oliver	736,831	400
H. Wayne Gifford	736,831	400
Katherine R. Murphy	736,831	400

            -    Sale. The stockholders voted to approve the sale agreement and the asset sale. The votes were cast as follows:

For	Against	Abstain	Broker Nonvotes
725,831	150	410	10,840

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, Texas on the 2nd of April, 2001.

                                                             GLADSTONE ENERGY, INC.

                                                             By: /s/ Johnathan M. Hill
                                                                     Johnathan M. Hill
                                                                     President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 2, 2001                                                 /s/ Johnathan M. Hill
                                                                        Johnathan M. Hill, President (Chief
                                                                        Executive Officer) and a Director

April 2, 2001                                                 /s/ Katherine R. Murphy
                                                                        Katherine R. Murphy, Director, Treasurer
                                                                        and Assistant Secretary

April 2, 2001                                                 /s/ Sheila Irons
                                                                        Sheila Irons, Vice President and Secretary

April 2, 2001                                                 /s/ H. Wayne Gifford
                                                                        H. Wayne Gifford, Director

April 2, 2001                                                 /s/ C. B. Humphrey
                                                                        Charles B. Humphrey, Director

April 2, 2001                                                 /s/ Fred L. Oliver
                                                                        Fred L. Oliver, Director