Form 10-Q
period 2001-03-31
GLADSTONE ENERGY INC
filed 2001-05-15
CIK 41656

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 1-1525

GLADSTONE ENERGY, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State of Incorporation)	91-0234563 (I.R.S. Employer Identification No.)

3500 Oak Lawn Avenue, Suite 590, LB 49, Dallas, TX (Address of principal executive offices)	75219 (Zip Code)

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

YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at May 1, 2001.

Class:	Common Stock, $.001 par value per share
Outstanding at May 1, 2001: 848,782 shares

GLADSTONE ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000 (Audited)
Statements of Operations - For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
Statements of Stockholders' Equity - For the Three Months Ended March 31, 2001 (Unaudited) and for the Year Ended December 31, 2000 (Audited)
Statements of Cash Flows - For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
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
DALLAS, TEXAS 75251
MEMBER
(972) 404-4010 AMERICAN INSTITUTE
(972) 404-4042 - FAX CERTIFIED PUBLIC ACCOUNTANTS

                                              ACCOUNTANT'S REVIEW REPORT

Board of Directors
Gladstone Energy, Inc.
Dallas, Texas

I have reviewed the accompanying balance sheet of Gladstone Energy, Inc., as of
March 31, 2001, and the related statements of operation, stockholders' equity and changes in cash flows for the three months then ended and statements of operation and changes in cash flows for the three months ended March 31, 2000, in accordance with the Statements on Standards for Accounting and Review Services by the
American Institute of Certified Public Accountants. All information included in these statements is the representation of the management of Gladstone Energy, Inc.

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

The  financial  statements  for  the  year  ended  December  31,  2000, were audited by me and I expressed an unqualified opinion on them in my report dated  March 9,
2001, but I have not performed any auditing procedures since that date.

                                                                       /s/ Harold L. Ratcliff
                                                                       Certified Public Accountant

Dallas, Texas
May 2, 2001

Part I. Financial Information Item 1. Financial Statements

GLADSTONE ENERGY, INC. BALANCE SHEETS At March 31, 2001 (Unaudited) and December 31, 2000 (Audited)

ASSETS
	March 31, 2001	December 31, 2000
Current assets:
Cash	$ 592,977	$ 585,060
Marketable securities	307,000	250,620
Accounts receivable	59	23,809
Total current assets	900,036	859,489

	$ 900,036	$ 859,489

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 73	$ 4,191
Federal and state taxes	23,239	26,862
Total current liabilities	23,312	31,053

Deferred income taxes	-	-

Stockholders' equity:
Common stock	849	849
Capital in excess of stated value	1,379,271	1,379,271
Retained earning (deficit)	(503,396)	(551,684)
	876,724	828,436
	$ 900,036	$ 859,489

See accompanying notes

GLADSTONE ENERGY, INC. STATEMENTS OF OPERATIONS For the three months ended March 31, 2001 and 2000 (Unaudited)

	For the three months ended March 31,
	2001	2000
Sales:
Gas and oil	$ -	$ 82,564

Cost of sales:
Production taxes	-	9,083
Well operating expense	-	10,654
	-	19,737
Gross profit on sales	-	62,827

Expenses:
Dry hole and abandonment loss	-	87,475
Depletion	-	20,071
Depreciation and amortization	-	3,844
General and administrative	10,877	21,508
Interest	-	7,243
Taxes	6,246	2,070
Legal, auditing and accounting	4,585	10,776
	21,708	152,987
	(21,708)	(90,160)

Other income:
Unrealized gain on marketable securities	56,380	-
Interest and dividend income	16 291	16
Income (loss) before taxes	50,963	(90,144)

Income taxes	2,675	-
NET INCOME (LOSS)	$ 48,288	$ (90,144)

Earnings per share:

Basic earnings per share (See Note 7)	$ .06	$ (.11)

Diluted earnings per share (See Note 7)	$ .06	$ (.11)

See accompanying notes

GLADSTONE ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY For the three months ended March 31, 2001 (Unaudited) And the year ended December 31, 2000 (Audited)

		Capital in
		Excess of	Retained
	Common	Stated	Earnings
	Stock	Value	(Deficit)	Total

Balance at December 31, 1999	849	1,379,285	(985,479)	394,655
Purchase Partial Shares		(14)		(14)
Net income for the year 2000	-	-	433,795	433,795

Balance at December 31, 2000	849	1,379,271	(551,684)	828,436

Net income for the period	-	-	48,288	48,288

Balance at March 31, 2001	$ 849	$ 1,379,271	$ (503,396)	$ 876,724

See accompanying notes

GLADSTONE ENERGY, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from (to) operating activities:
Net earnings (loss)	$ 48,288	$ (90,144)
Adjustments to reconcile net earnings to net
cash provided by (to) operating activities:
Non-productive properties by operating activities:	-
Depreciation, depletion and amortization	-	23,915
Change in accounts receivable	23,750	(22,494)
(Decrease) in accounts payable	(4,118)	(43,082)
Increase in value of listed securities	(56,380)	-
Change in current taxes due	(3,623)	-
Decrease in oil and gas properties	-	63,186

Net cash (to) operating activities	7,917	(68,619)

Cash flows from (to) investing activities:
Investment in oil and gas properties	-	(954)

Net cash from (to) investing activities	-	(954)

Cash flows (to) financing activities:
Payments on long-term debt	-	(15,000)

Net cash (to) financing activities	-	(15,000)

Net increase (decrease) in cash	7,917	(84,573)

Cash beginning of period	585,060	134,342

Cash at end of period	$ 592,977	$ 49,769

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ 7,243

Federal income taxes	$ 8,700	$ -

See accompanying notes

GLADSTONE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

NOTE 1 - ORGANIZATION

     Gladstone Energy, Inc. (f/k/a Gladstone Resources, Inc.) (the "Company") was incorporated in the State of Washington on July 19, 1916. The Company sells oil and gas in Louisiana, Texas and New Mexico. As of August 10, 1999, the Company merged its wholly owned subsidiary into the parent company. As of August 12, 1999, the Company reorganized under Code Section 368 of the Internal Revenue Code of 1986 changing its jurisdiction of incorporation from Washington to Delaware and changing its name to Gladstone Energy, Inc. The Company is planning a complete liquidation during the next quarter of 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On an accrual basis, the Company uses the successful efforts method of accounting for oil and gas properties. This method follows the premise that an enterprise is to capitalize only those costs it incurs that directly result in an asset that has future benefits measured in terms of future cash flows.

     For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2001, or December 31, 2000. There were no significant non-cash investing or financing activities during the periods ended March 31, 2001 and December 31, 2000.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Gas and oil properties

     Currently, the Company does not own any oil and gas properties or equipment. All properties were sold in 1999 and 2000.

     A summary of changes in the Company's gas reserves (in MCF's) is as follows (oil reserves have been included as MCF's by multiplying barrels by 6). ALL RESERVE AMOUNTS, INCLUDING THE REVISIONS, HAVE BEEN FURNISHED BY THE COMPANY MANAGEMENT AND HAVE NOT BEEN VERIFIED BY ANY INDEPENDENT PETROLEUM ENGINEERS. The Company believes there are no "proved undeveloped reserves" at March 31, 2001.

	Total for United States in MCF's
	March 31, 2001	December 31, 2000 (1)
Beginning of period (January 1)	-	644,895
Deduction for sale of leases	-	(565,449)
Production (total to date)	-	(79,446)
Balance at end of period	-	-

(1)	Based on reevaluation of estimated reserves by the Company. The estimates were based on current production levels of all properties.

NOTE 5 - FEDERAL AND STATE INCOME TAXES

     A reconciliation of income tax expense computed by applying the U.S. federal and state income tax rates to income from continuing operations before income taxes and extraordinary items and the recorded income tax expense is as follows:

	2001	2000
Tax expense at statutory rates	$ 2,675	$ 26,862
	_______	_______
	$ 2,675	$ 26,862

     There were no deferred income taxes at March 31, 2001 or December 31, 2000. The Company has statutory depletion carry over of $207,708 at December 31, 2000 and $174,582 at March 31, 2001. The deduction is limited to 65% of taxable income before depletion expense deductions. No deferred tax benefit has been recorded for possible use of the depletion due to its limitations.

NOTE 6 - COMMITMENT AND CONTINGENCY

     At March 31, 2001, the Company had no material commitments. Currently, the Company is planning to liquidate all assets and distribute all cash to the shareholders for a 100% redemption of shares outstanding.

NOTE 7 - COMMON STOCK

     Currently the Company's common stock is not traded on any exchange or automated quotation system.

     At March 31, 2001, there were no outstanding stock options issued by the Company.

     The following shares of common stock were outstanding for the periods under report.
	March 31, 2001	December 31, 2000
Common stock, $.001 par value	848,782	848,782

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

NOTE 8 - SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters included the following:

1. Major Customers

In 2000, the Company had two customers which represented 81% and 16% of their total revenue.

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND RENT EXPENSE

The Company currently pays rent of $500.00 per month to Humphrey Oil Corporation, inclusive of phone service. Rent expense through March 31, 2001 was $1,000. The Company does not have a commitment on a lease contract. Rent expense for 2000 was $7,060.

Item 2.

Gladstone Energy, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This quarterly report on form 10-Q of the Company contains "forwarding-looking statements" within the meaning of, Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the approval by the stockholders of the plan of liquidation of the Company, general economic conditions, governmental regulation, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information - Cautionary Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

Overview

During the third and fourth quarters of 2000, the Company sold all of its oil and gas properties, which constituted substantially all of its operating assets, for cash. The Company's Board of Directors has determined that it is advisable to dissolve the Company. The Company has filed a Preliminary Proxy Statement for a meeting of stockholders to consider a plan of liquidation and dissolution of the Company. The Company has converted its marketable securities held at March 31, 2001 to cash and expects to maintain its assets in cash in anticipation of the approval by the stockholders of the plan of liquidation and dissolution of the Company.

The sale of substantially all of the Company's operating assets had an effect upon the comparative results of operations in terms of net income, revenues, costs and expenses and other income referred to in the following analysis.

Results of Operations - Comparison of Three Month Periods Ended March 31, 2001 and 2000

Net Income (Loss). The Company had net income for the three month period ended March 31, 2001 of $48,288 compared to the net loss of ($90,144) for the corresponding period of 2000, representing $.06 per share for the period in 2001 and ($.11) per share for the same period in 2000.

Revenues. As a result of the sale of all of the Company's oil and gas properties in 2000 for cash, the Company had no revenues for the three month period ended March 31, 2001 compared with $82,564 for the corresponding period in 2000, a 100% decrease.

Costs and Expenses. Costs and expenses for the three month period ended March 31, 2001 decreased $151,016, or 87%, to $21,708 versus $172,724 for the corresponding period of 2000. General and administrative expenses decreased $10,631, or 49 % to 10,877, from $21,508 for the corresponding period of 2000 as a result of the sale of all oil and gas properties that reduced the level of such services that are required by the Company. Legal, auditing, and accounting fees decreased $6,191, or 57%, from $10,776 for the three month period ended March 31, 2000 to $4,585 for the same period in 2001 as a result of the sale of all oil and gas properties in 2000 that reduced the levels of such services that are required by the Company.

Other Income. Other income, consisting of unrealized gains on marketable securities, and interest and dividend income, increased by $56,350 and $16,275, respectively, from $-0- and $16, as a result of the cash and the marketable securities acquired from a portion of the cash received from the sales of the Company's oil and gas properties in 2000.

Liquidity and Capital Resources. Cash increased $7,917 to $592,977 at March 31, 2001, from $585,060 at December 31, 2000, as a result of the interest and dividends. Accounts receivable decreased $23,750 to $59 from $23,809 during the three months ended March 31, 2001 and accounts payable decreased $4,118 to $73 from $4,191 during the three months ended March 31, 2001. The decrease in accounts receivable resulted from the sale of all oil and gas properties, as a result of which accrual of revenue also ceased. The decrease in accounts payable is primarily due to the termination of all operations which resulted in substantial decreases in operating expenses and related accruals.

Earnings (loss) before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the three month period ended March 31, 2001 was ($15,462) or (.02) per share for the three month period in 2001 compared to ($56,932), or ($.11) per share for the same period in 2000.

For the three months ended March 31, 2001, net cash from operating activities was $7,917 compared to $68,619 used for the three months ended March 31, 2000. Cash from operations for the three months ended March 31, 2001, was from collection of accounts receivable.

The Company anticipates that its existing cash will be sufficient to maintain its administrative operations until the expected adoption of the plan of liquidation and dissolution.

Inflation and Changing Prices

The impact of inflation, as always, is difficult to assess. The Company cannot anticipate where cost and revenue trends will head; however, a sudden increase in inflation could have an adverse effect on the financial condition of the Company.

Part II. Other Information

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We currently do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not currently engage in transactions in foreign currencies or in interest rate swap transactions that could expose us to market risk.

We may be exposed, in the normal course of doing business, to market risk through changes in interest rates as such changes may affect the price of the marketable securities held at March 31, 2001. We did not use any derivatives to manage interest rate risk. All marketable securities held at March 31, 2001 have been converted to cash.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits - Not applicable.

(b)	Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE ENERGY, INC.

Date: May 15, 2001	By: /s/ Katherine R. Murphy
Katherine R. Murphy, Treasurer